Form 10QSB
period 1995-06-30
VMS INVESTORS FIRST STAGED EQUITY LP II
filed 1995-08-11
CIK 790882

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                          Quarterly or Transitional Report

                     (As last amended by 34-32231, eff. 6/3/93.)

                       U.S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                     Form 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1995


      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT of 1934

                    For the transition period.........to.........

                           Commission file number 0-15647


                        INVESTORS FIRST-STAGED EQUITY L.P. II
          (Exact name of small business issuer as specified in its charter)


             Delaware                                        36-3375342
      (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                     Identification No.)

            8700 West Bryn Mawr
            Chicago, Illinois                                         60631
      (Address of principal executive offices)                      (Zip Code)


                      Issuer's telephone number (312) 399-8700



      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

      a)                INVESTORS FIRST-STAGED EQUITY L.P. II

                             CONSOLIDATED BALANCE SHEET
                                     (Unaudited)

                                    June 30, 1995


       Assets

            Cash:

               Unrestricted                                          $ 2,139,948
               Restricted-tenant security
                deposits                                                  67,753

            Accounts receivable                                          203,303

            Note receivable                                              339,921
            Escrows for taxes                                             42,058

            Other assets                                                  89,647

            Investment properties:

               Leasehold interests                   $ 1,385,874
               Buildings and improvements             10,475,110

               Personal property                         970,590

                                                      12,831,574

            Less accumulated depreciation             (5,002,709)      7,828,865
                                                                     $10,711,495

       Liabilities and Partners' Capital

       Liabilities

            Accounts payable                                         $    35,450
            Tenant security deposits                                      67,753

            Other liabilities                                            106,607

            Deferred gain                                                339,921

            Mortgage notes payable                                     9,369,944

       Partners' Capital
            General partners                         $     1,108

            Limited partners (25,186 units
             issued and outstanding)                     790,712         791,820

                                                                     $10,711,495

             See Accompanying Notes to Consolidated Financial Statements

      b)                INVESTORS FIRST-STAGED EQUITY L.P. II

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                       Three Months Ended               Six Months Ended
                                             June 30,                      June 30,
                                       1995            1994           1995            1994
       Revenues:

         Rental income               $599,205        $724,754      $1,154,713      $1,968,203
         Other income                  21,282           8,381          38,847          11,995

            Total revenues            620,487         733,135       1,193,560       1,980,198

       Expenses:

         Operating                    121,375         116,564         202,571         410,715
         General and
          administrative               58,052         127,626         123,998         132,863

         Property management
          fees                         39,828          35,139          73,048          82,465

         Maintenance                   46,081          54,535          95,361         189,812

         Depreciation                 127,940         117,804         255,879         401,128
         Amortization                   6,876          18,016          13,753          52,092

         Interest                     155,345         220,490         366,412         818,236

         Property taxes                16,473          55,116          41,557         128,106

         Tenant reimbursements          6,807         (14,070)        (27,836)        (25,254)
            Total expenses            578,777         731,220       1,144,743       2,190,163

       Gain on sale of
         properties                    50,000              --          57,357              --

       Income (loss) before
         extraordinary item            91,710           1,915         106,174        (209,965)

       Extraordinary item-gain
         on extinguishment of
         debt                              --              --              --       7,322,081
         Net income                  $ 91,710        $  1,915      $  106,174      $7,112,116

       Net income
         allocated to general
         partners                    $    917        $     19      $    1,062      $  164,096
       Net income allocated to
         limited partners              90,793           1,896         105,112       6,948,020

                                     $ 91,710        $  1,915      $  106,174      $7,112,116


             See Accompanying Notes to Consolidated Financial Statements

                           INVESTORS FIRST-STAGED EQUITY L.P. II

                                   (Unaudited)



                                           Three Months Ended            Six Months Ended
                                                June 30,                    June 30,
                                           1995          1994            1995         1994

       Net income (loss) per
         limited partnership unit:
       Net  income (loss)
         before extraordinary item      $   3.60       $   1.00     $     4.17     $    (8.25)

       Extraordinary item
                                              --             --             --         287.81

       Net income per limited
         partnership unit               $    3.60      $   1.00     $     4.17     $   279.56



             See Accompanying Notes to Consolidated Financial Statements

      c)                INVESTORS FIRST-STAGED EQUITY L.P. II

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                    (Unaudited)






                                         Limited
                                       Partnership   General      Limited
                                          Units     Partners      Partners         Total

       Partners' capital at
          December 31, 1994                25,186   $     46     $  685,600     $ 685,646

       Net income for the six months
          ended June 30, 1995                  --      1,062        105,112       106,174
       Partners' capital at
          June 30, 1995                    25,186   $  1,108     $  790,712     $ 791,820





             See Accompanying Notes to Consolidated Financial Statements

      d)                INVESTORS FIRST-STAGED EQUITY L.P. II

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)



                                                                  Six Months Ended
                                                                       June 30,

                                                                 1995            1994
       Cash flows from operating activities:

          Net income                                          $  106,174     $ 7,112,116
          Adjustments to reconcile net income to
             net cash provided by operating activities:

             Depreciation                                        255,879         401,128

             Amortization of loan fees and other
              costs                                               23,473          61,812

             Extraordinary gain from the
              extinguishment of debt                                  --      (7,322,081)
             Gain on sale of properties                          (57,357)             --

             Change in accounts:

               Accounts receivable                               (39,789)       (103,162)

              Escrows for taxes                                  (17,055)        (78,731)
               Other assets                                       (5,834)          8,980

               Accounts payable                                    2,217          30,040

              Accrued taxes                                        1,484          44,994

               Tenant security deposit liabilities                    --         (87,887)
               Other liabilities                                 (22,515)        299,636

                  Net cash provided by operating
                      activities                                 246,677         366,845

       Cash flows from investing activities:

          Property improvements and replacements                      --         (11,792)
          Proceeds received from notes receivable                 57,357              --

                  Net cash provided by (used in)
                      investing activities                        57,357         (11,792)


             See Accompanying Notes to Consolidated Financial Statements

                                   INVESTORS FIRST-STAGED EQUITY L.P. II

                                            (Unaudited)



                                                                        Six Months Ended
                                                                            June 30,
                                                                    1995             1994
       Cash flows from financing activities:

          Payments on mortgage notes payable                     $  (59,482)     $   (91,038)
          Cash relinquished to lenders                                   --         (390,348)

             Net cash used in financing
                  activities                                        (59,482)        (481,386)

       Net increase (decrease) in cash                              244,552         (126,333)

       Cash at beginning of period                                1,895,396        1,815,291
       Cash at end of period                                     $2,139,948      $ 1,688,958

       Supplemental disclosure of cash
          flow information:

          Cash paid for interest                                 $  377,508      $   880,487


             See Accompanying Notes to Consolidated Financial Statements

                        INVESTORS FIRST-STAGED EQUITY L.P. II

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


      SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

      Foreclosure

      In March of 1994, the Partnership lost Kendall Mall, a commercial property located in Dade County, Florida, through foreclosure to The Travelers Insurance Company, the holder of the second mortgage (See Note B of the financial statements). In connection with this transaction, the following accounts were adjusted by the following non-cash amounts noted:



       Relinquishment of cash                         $   (390,348)

       Accounts receivable                               (189,658)

       Escrow deposits for taxes and insurance           (177,215)

       Other assets                                       (34,187)
       Investment properties                          (18,890,910)

       Accumulated depreciation                         7,678,412

       Accounts payable                                   425,435

       Tenant security deposits                            69,313
       Advances due to affiliates of the general
          partner                                           1,006

       Mortgage payable                                18,830,233

       Aggregate gain on transaction                   (7,322,081)

      e)                INVESTORS FIRST-STAGED EQUITY L.P. II

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

      Note A - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

         Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

      Note B - Foreclosure of Kendall Mall

         Mortgage notes and accrued interest payable of Kendall Mall consisted of a first mortgage in the principal amount of $2,976,405, with an interest rate of 8.5%, which matured on August 1993; a second mortgage in the principal amount of $10,894,365, with an interest rate of 14% maturing in February 1994; and accrued mortgage interest of $4,959,465.

         The second mortgage lender on Kendall Mall began foreclosure proceedings in 1992 and exercised its rights under the assignment of rents provision of the second mortgage agreement. The first mortgage note matured in August 1993. The Partnership was unable to repay all amounts due on the note, and the first mortgage lender declared the loan in default. A final judgment of foreclosure was issued in February and the property was sold at public auction on March 16, 1994.

      Note C - Notes Receivable

         In 1992, a contract was executed for the sale of the Chester Holiday Inn and the Richmond Holiday Inn for a combined price of $10,745,000.
      In conjunction with this sale, the buyer delivered to the Partnership two interest bearing promissory notes in the principal amounts of $405,000 and $697,627. The $405,000 note was collected in 1993. The
      $697,627 promissory note was renegotiated on May 1, 1994, to require monthly payments of $7,357 with additional payments made quarterly based upon available cash flow. Also, the note was reduced to $441,420 with an equivalent reduction in the deferred gain and the maturity was extended to July 1999. This note is collateralized by a second mortgage on the Richmond Holiday Inn and a personal guarantee of the buyer. The note holder is currently in default and collection of the remaining balance is uncertain.

         As a result of collections on the Richmond note, the Partnership recognized a gain of $57,357 through the six months ending June 30, 1995. The remaining deferred gain of $339,921 will be recognized as the notes are collected.


      Note D - Transactions with Affiliates and Related Parties

         The Partnership has no employees and is dependent on the General Partner or its affiliates for the management and administration of all partnership activities. The General Partner or its affiliates may be reimbursed for direct expenses relating to the Partnership's administration and other costs paid on behalf of the Partnership. The General Partner or its affiliates received $5,891 and $18,478 in the first six months of 1995 and 1994, respectively, as reimbursement for such advances and out-of-pocket expenses.

         Pursuant to an agreement dated July 14, 1994, a transaction is pending in which the current General Partner would be replaced by MAERIL, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia"). The substitution of MAERIL, Inc. as the General Partner is expected, but there is no assurance that the transaction will be consummated.

         The Partnership has engaged affiliates of Insignia to provide day-to-day management of the Partnership's properties under an agreement which provides for fees equal to 6% of revenues on each property. An affiliate of Insignia has provided partnership administration and management services for the Partnership since March 1, 1994. Reimbursements for direct expenses relating to these services totalled approximately $81,796 at June 30, 1995. For the period from January 1, through July 14, 1994, Insignia assigned a portion of its fees to an affiliate of the General Partner. Payments to this affiliate under this assignment were approximately $9,477 during the six months ending June 30, 1994.


      Note E - Legal Proceedings

         Certain affiliates of the General Partner and certain officers and directors of such affiliates are parties to certain pending legal proceedings. The adverse outcome of any one or more legal proceedings against an affiliate of the General Partner which provides financial support or services to the Partnership could have a materially adverse effect on the present and future operations of the Partnership. However, the inclusion of this discussion is not intended as a representation by the Partnership that any particular proceeding is material. There can be no assurance as to the outcome of any of these legal proceedings.

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The Partnership's investment properties consist of two commercial buildings. The following table sets forth the average occupancy of this property for the six months ended June 30, 1995 and 1994:


                                                            Average
                                                           Occupancy

                                                         1995        1994

       Centinella Valley Medical Building I              73%          75%

       Centinella Valley Medical Building II            100%         100%

         The Partnership had net income of $106,174 for the six months ended June 30, 1995, as compared to net income of $7,112,116 for the six months ended June 30, 1994. The net income reported at June 30, 1994, was primarily the result of an extraordinary gain on extinguishment of debt related to the foreclosure of Kendall Mall (see Note B to the Consolidated Financial Statements). The Partnership had net income of $91,710 for the three month period ended June 30, 1995, as compared to net income of $1,915 for the corresponding period in 1994. Rental revenues decreased for the six months ending June 30, 1995, as compared to the same period in 1994 due primarily to the foreclosure of Kendall Mall in March of 1994. Rental revenues decreased for the three month period ending June 30, 1995, as compared to the corresponding period in 1994 due to a drop in occupancy at Centinella I. Other income increased for the three and six month periods ended June 30, 1995 and 1994 as a result of higher interest income. Tenant reimbursements decreased for the three months ended June 30, 1995, compared to the three months ended June 30, 1994, due to reduced levels of recoverable expenses and billing adjustments reflecting final billings for 1994 expense recoveries made during the second quarter of 1995.

         Operating, general and administrative, property tax, and maintenance expenses decreased for the six month period ending June 30, 1995, as compared to the six month period ending June 30, 1994, primarily as a result of the foreclosure of the Kendall Mall property. Additionally, operating expenses decreased at the remaining investment properties as a result of reduced office supplies, tax and license fees, and other miscellaneous operating costs. Maintenance expense further decreased due to a reduction in contract trash removal at Centinella II. Interest expense decreased for the three and six months ended June 30, 1995, resulting from mortgage interest rates decreasing from approximately 9% to 7% effective April 1995. Amortization expense decreased as a portion of the related assets were fully amortized by December 31, 1994.
      General and administrative expenses decreased for the three months ended June 30, 1995, as compared to the corresponding period in 1994 primarily due to legal expenses relating to the Kendall Mall foreclosure recognized in the three months ending June 30, 1994.


         The gain on sale of properties for the three and six month periods ending June 30, 1995, relates to promissory note collections associated with the sale of Richmond Holiday Inn (see Note C to the Consolidated Financial Statements).

         As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

      Liquidity and Capital Resources

         The Partnership acquired its interests in two shopping centers and two medical office buildings on June 1, 1986, and in the two hotels on October 1, 1986, through the acquisition of a 99.99% Partnership interests in existing sub-tier partnerships. The acquisition cost, which was evidenced by the assumption of existing indebtedness, was equal to the original purchase price of the properties by the sub-tier partnerships plus all costs to carry the properties.

         The Partnership held unrestricted cash of $2,139,948 for the quarter ended June 30, 1995, compared to unrestricted cash of $1,688,958 for the quarter ended June 30, 1994. Cash provided by operating activities decreased primarily due to increased payments of accrued audit and insurance fees. Cash provided by investing activities increased due to collections from the notes receivable in combination with reduced capital expenditures in 1995. Cash used in financing activities decreased as a result of decreased mortgage payments due to the foreclosure of Kendall Mall. The cash relinquished to lenders in the first quarter of 1994 also relates to the foreclosure of Kendall Mall.

         Due to continuing cash flow problems at Kendall Mall, the Partnership was unable to repay all amounts due on the note and the first mortgage lender declared the loan in default. In March of 1994, the second mortgage holder foreclosed upon the property.

         In 1992, a contract was executed for the sale of the Chester Holiday Inn and the Richmond Holiday Inn for a combined price of $10,745,000.
      In conjunction with this sale, the buyer delivered to the Partnership two interest bearing promissory notes in the principal amounts of $405,000 and $697,627. The $405,000 promissory note was collected in 1993. The $697,627 promissory note was renegotiated on May 1, 1994, to require monthly payments of $7,357 with additional payments made quarterly based upon available cash flow. Also, the note was reduced to $441,420 with an equivalent reduction in the deferred gain and the maturity was extended to July 1999. This note is collateralized by a second mortgage on the Richmond Holiday Inn and a personal guarantee of the buyer. The note holder is currently in default and collection of the remaining balance is uncertain.

         As a result of collections on the Richmond note, the Partnership realized a gain of $57,357 through the six months ending June 30, 1995. The remaining deferred gain of $339,921 is being recognized as the notes are collected.

         The immediate source of future liquidity is expected to result from cash flow of the commercial properties and any collection of amounts due under the promissory note from the sale of the Richmond Holiday Inn. Distributions to Limited Partners in the short-term are likely to be deferred until such time as the General Partner determines that available cash will not be needed to fund future costs. The mortgage indebtedness of $9,369,944 has balloon payments of $9,301,130 due April 1, 1996. Refinancing of the debt is being discussed with a new lender, however, the negotiations have not been finalized. A single tenant occupies 47,816 square feet of Centinella II (approximately 76% of the leasable space) under a lease expiring in January of 1996. Renewal discussions are ongoing but no lease agreement has been reached and there is no assurance these discussions will be successful. Failure to re-lease this space would impair the Partnership's ability to refinance the debt. In the long term, sources of liquidity and cash distributions to the Limited Partners may include cash generated from the Partnership's properties and the sale or refinancing of these properties.

      Developments - VMS Realty Partners and Affiliates

         There have been no material developments or changes from the Recent Developments-VMS Realty Partners and Affiliates disclosed in Part I,
      Item 2 of the Partnership's report on Form 10-QSB for the quarter ended March 31, 1995.

                       PART II - OTHER INFORMATION


     ITEM 1. LEGAL PROCEEDINGS

         There are no new developments or changes from Part II, Item 1 of the Partnership's report on Form 10-QSB for the quarter ended March 31, 1995.


      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Partnership did not submit any matter to a vote of its holders of Limited Partnership Interests during the first or second quarter of 1995.


      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              a)  Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

              b)  Reports on Form 8-K:

                  None filed during the quarter ended June 30, 1995.

                           SIGNATURES



         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          INVESTORS FIRST-STAGED EQUITY L.P. II
                                                      (Registrant)


                                          By:   VMS Realty Investment II,
                                                General Partner




      Date: August 10, 1995               By:   /s/ Joel A. Stone
                                                Joel A. Stone
                                                President



      Date: August 10, 1995               By:   /s/ Thomas A. Gatti
                                                Thomas A. Gatti,
                                                Senior Vice-President and
                                                Principal Accounting Officer