Form 10QSB
period 1995-09-30
VMS INVESTORS FIRST STAGED EQUITY LP II
filed 1995-11-06
CIK 790882

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


                For the quarterly period ended September 30, 1995


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT of 1934

                  For the transition period.........to.........

                         Commission file number 0-15647


                    VMS INVESTORS FIRST-STAGED EQUITY L.P. II
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

ITEM 1.  FINANCIAL STATEMENTS

a)                  VMS INVESTORS FIRST-STAGED EQUITY L.P. II

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                               September 30, 1995


 Assets
   Cash:
      Unrestricted                                             $ 2,469,034
      Restricted-tenant security deposits                           65,139
   Accounts receivable, net allowance for
      doubtful accounts of $44,841                                 107,424
   Note receivable                                                  50,000
   Escrows for taxes                                                70,177
   Other assets                                                     82,184
   Investment properties:
      Leasehold interests                      $ 1,385,874
      Buildings and improvements                10,475,110
      Personal property                            970,590
                                                12,831,574
   Less accumulated depreciation                (5,130,648)      7,700,926
                                                               $10,544,884

 Liabilities and Partners' Capital
 Liabilities
   Accounts payable                                            $    32,299
   Tenant security deposits                                         65,139
   Other liabilities                                               130,701
   Deferred gain                                                    50,000
   Mortgage notes payable                                        9,334,412

 Partners' Capital
   General partners                            $     2,513
   Limited partners (25,186 units
    issued and outstanding)                        929,820         932,333
                                                               $10,544,884

[FN]

           See Accompanying Notes to Consolidated Financial Statements

b)                  VMS INVESTORS FIRST-STAGED EQUITY L.P. II

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    Three Months Ended              Nine Months Ended
                                       September 30,                  September 30,
                                   1995           1994           1995            1994
 Revenues:
   Rental income                 $612,840       $571,687      $1,767,553      $2,539,890
   Other income                    16,393         21,305          55,240          33,300
      Total revenues              629,233        592,992       1,822,793       2,573,190

 Expenses:
   Operating                      103,301        136,266         289,991         526,916
   General and administrative      42,022         29,304         181,901         182,232
   Property management fees        17,009         38,513          90,057         120,978
   Maintenance                     48,104         55,989         143,465         245,801
   Depreciation                   127,939        127,775         383,818         549,534
   Amortization                     7,724          7,701          21,477          22,561
   Interest                       170,468        219,396         536,880       1,054,233
   Property taxes                  25,083         22,497          66,640         150,603
   Tenant reimbursements           (2,930)       (11,660)        (30,766)        (36,914)
      Total expenses              538,720        625,781       1,683,463       2,815,944

 Gain on sale of properties        50,000         29,428         107,357          29,428

 Income (loss) before
   extraordinary item             140,513         (3,361)        246,687        (213,326)

 Extraordinary item-gain on
   extinguishment of debt              --          1,768              --       7,323,849

   Net income (loss)             $140,513       $ (1,593)     $  246,687      $7,110,523


 Net income (loss) allocated
    to general partners          $  1,405       $    (19)     $    2,467      $  164,077
 Net income (loss) allocated
    to limited partners           139,108         (1,574)        244,220       6,946,446

                                 $140,513       $ (1,593)     $  246,687      $7,110,523

 Net income (loss) per
   limited partnership unit:

 Net income (loss) before
   extraordinary item            $   5.52       $  (0.13)     $     9.70      $    (8.39)

 Extraordinary item                    --            .07              --          287.88

 Net income (loss) per
   limited partnership unit      $   5.52       $   (.06)     $     9.70      $   279.50

[FN]

           See Accompanying Notes to Consolidated Financial Statements


c)                  VMS INVESTORS FIRST-STAGED EQUITY L.P. II

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                    Limited
                                  Partnership   General        Limited
                                     Units      Partners       Partners       Total


 Partners' capital at
    December 31, 1994                25,186     $    46     $  685,600     $ 685,646

 Net income for the nine months
    ended September 30, 1995             --       2,467        244,220       246,687

 Partners' capital at
    September 30, 1995               25,186     $ 2,513     $  929,820     $ 932,333

[FN]

           See Accompanying Notes to Consolidated Financial Statements

d)                  VMS INVESTORS FIRST-STAGED EQUITY L.P. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                1995              1994
                                                                             <c.
 Cash flows from operating activities:
    Net income                                               $  246,687       $ 7,110,523
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation                                             383,818           549,534
       Amortization of loan fees and other costs                 36,056            53,742
       Extraordinary gain from the extinguishment
        of debt                                                      --        (7,323,849)
       Gain on sale of properties                              (107,357)          (29,428)
       Change in accounts:
        Restricted cash                                           2,614           (68,180)
         Accounts receivable                                     56,089           (34,956)
         Escrows for taxes                                      (45,174)         (106,751)
         Other assets                                           (10,953)           (2,735)
         Accounts payable                                          (933)            8,110
         Accrued taxes                                           26,568            67,491
         Tenant security deposit liabilities                     (2,614)          (19,707)
         Other liabilities                                      (23,506)          275,954

            Net cash provided by operating activities           561,295           479,748

 Cash flows from investing activities:
    Property improvements and replacements                           --           (12,971)
    Proceeds received from notes receivable                     107,357            22,071

            Net cash provided by investing
                activities                                      107,357             9,100

 Cash flows from financing activities:
    Payments on mortgage notes payable                          (95,014)         (114,632)
    Cash relinquished to lenders                                     --          (388,580)

            Net cash used in financing activities               (95,014)         (503,212)


 Net increase (decrease) in cash                                573,638           (14,364)

 Cash at beginning of period                                  1,895,396         1,815,291

 Cash at end of period                                       $2,469,034       $ 1,800,927

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                   $  544,337       $ 1,095,023

[FN]

              See Accompanying Notes to Consolidated Financial Statements

                       VMS INVESTORS FIRST-STAGED EQUITY L.P. II

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

Foreclosure

In March of 1994, the Partnership lost Kendall Mall, located in Dade County, Florida, through foreclosure to the holder of the second mortgage (See Note B of the Notes to Consolidated Financial Statements). In connection with this transaction, the following accounts were adjusted by the following non-cash amounts noted:


 Relinquishment of cash                        $   (388,580)
 Accounts receivable                               (189,658)
 Escrow deposits for taxes and insurance           (177,215)
 Other assets                                       (34,187)
 Investment properties                          (18,890,910)
 Accumulated depreciation                         7,678,412
 Accounts payable and other liabilities             425,435
 Tenant security deposits                            69,313
 Advances due to affiliates of the
    general partner                                   1,004
 Mortgage payable and accrued interest           18,830,235
 Aggregate gain on transaction                   (7,323,849)


Notes Receivable

During 1995, the note receivable related to the sale of Richmond Holiday Inn was modified (See Note C of the Notes to the Consolidated Financial Statements.) As a result of this transaction, the note receivable and related deferred gain were reduced by $239,921 to reflect the actual settlement amount of the note receivable.


e)                     VMS INVESTORS FIRST-STAGED EQUITY L.P. II

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)

Note A - Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1994.

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Note B - Foreclosure of Kendall Mall

   Mortgage notes and accrued interest payable of Kendall Mall consisted of a first mortgage in the principal amount of $2,976,405, with an interest rate of 8.5%, which matured in August 1993; a second mortgage in the principal amount of $10,894,365, with an interest rate of 14% maturing in February 1994; and accrued mortgage interest of $4,959,465.

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

Note C - Notes Receivable - continued

The Partnership has agreed to further modify the terms of the note to assign the note to the guarantor upon the payment of $150,000 in $50,000 increments on or before May,August and November 15, 1995. This assignment effectively forgives the remaining note balance of $389,921 upon payment of $150,000. The Partnership has collected the two scheduled payments for May and August. Accordingly, the Partnership has reduced the note receivable and related deferred gain to $50,000 (representing the remaining amount to be collected) at September 30, 1995.

   As a result of collections on the Richmond note, the Partnership recognized a gain of $107,357 through the nine months ending September 30, 1995. The remaining deferred gain of $50,000 will be recognized as the note is collected.

Note D - Transactions with Affiliates and Related Parties

   The Partnership has no employees and is dependent on the General Partner or its affiliates for the management and administration of all partnership activities. The General Partner or its affiliates may be reimbursed for direct expenses relating to the Partnership's administration and other costs paid on behalf of the Partnership. The General Partner or its affiliates received $9,568 and $28,293 in the nine months ended September 30, 1995 and 1994, respectively, as reimbursement for such advances and out-of-pocket expenses.

   Pursuant to an agreement dated July 14, 1994, a transaction is pending in which the current General Partner would be replaced by MAERIL, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia"). The substitution of MAERIL, Inc. as the General Partner is expected, but there is no assurance that the transaction will be consummated.

   The Partnership has engaged affiliates of Insignia to provide day-to-day management of the Partnership's properties under an agreement which provides for fees equal to 6% of revenues on each property. An affiliate of Insignia has provided partnership administration and management services for the Partnership since March 1, 1994. Reimbursements for direct expenses relating to these services totalled approximately $102,006 at September 30, 1995 and $101,315 at September 30, 1994. For the period from January 1, through July 14, 1994, Insignia assigned a portion of its fees to an affiliate of the General Partner. Payments to this affiliate under this assignment were approximately $9,477 during the nine months ending September 30, 1994.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   The Partnership's investment properties consist of two commercial buildings. The following table sets forth the average occupancy of these properties for the nine months ended September 30, 1995 and 1994:

                                                       Average
                                                      Occupancy

                                                  1995         1994

 Centinella Valley Medical Building I              73%          74%

 Centinella Valley Medical Building II            100%         100%


   The Partnership had net income of $246,687 for the nine months ended September 30, 1995, as compared to net income of $7,110,523 for the nine months ended September 30,1994. The net income reported at September 30, 1994, was primarily the result of an extraordinary gain on extinguishment of debt related to the foreclosure of Kendall Mall (see Note B of the Notes to Consolidated Financial Statements). The Partnership had net income of $140,513 for the three month period ended September 30, 1995, as compared to a net loss of $1,593 for the corresponding period in 1994. Rental revenues decreased for the nine months ended September 30, 1995, as compared to the same period in 1994 due primarily to the foreclosure of Kendall Mall in March of 1994. Other income increased for the nine month period ended September 30, 1995, due to higher interest income as a result of higher cash balances.

   Operating expenses, property management fees, maintenance expenses, depreciation, interest, and property taxes decreased for the nine month period ending September 30, 1995, as compared to the nine month period ending September 30, 1994, primarily as a result of the foreclosure of Kendall Mall. Additionally, operating expenses decreased at the remaining investment properties for the three and nine month periods ending September 30, 1995, as a result of reduced utility expense and other miscellaneous operating costs. Interest expense further decreased for the three and nine months ended September 30, 1995, resulting from mortgage interest rates decreasing from approximately 9% to 7% effective April 1995. Maintenance expense decreased at the remaining investment properties for the nine month period ending September 30, 1995, due to reductions in common area maintenance expenses in combination with a reduction in contract trash removal at Centinella II. Property taxes decreased as a result of fewer properties and reduced tax bills for the 1995 year. Property management fees decreased at Centinella I and Centinella II for the three and nine month periods ended September 30, 1995, as fees are a percentage of revenues.

   The gain on sale of properties for the three and nine month periods ending September 30, 1995, relates to promissory note collections associated with the sale of Richmond Holiday Inn (see Note C of the Notes to the Consolidated Financial Statements).

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

Liquidity and Capital Resources

   The Partnership held unrestricted cash of $2,469,034 at September 30, 1995, compared to unrestricted cash of $1,800,927 at September 30, 1994. Cash provided by operating activities increased primarily due to increased collections of accounts receivable and reduced deposits to tax escrows. Cash provided by investing activities increased due to collections on the note receivable. Cash used in financing activities decreased as a result of decreased mortgage payments due to the settlement of the debt upon the foreclosure of Kendall Mall. The cash relinquished to lenders in 1994 also related to the foreclosure of Kendall Mall.

   In 1992, a contract was executed for the sale of the Chester Holiday Inn and the Richmond Holiday Inn for a combined price of $10,745,000. In conjunction with this sale, the buyer delivered to the Partnership two interest bearing promissory notes in the principal amounts of $405,000 and $697,627. The $405,000 promissory note was collected in 1993. The $697,627 promissory note was renegotiated on May 1, 1994, to require monthly payments of $7,357 with additional payments made quarterly based upon available cash flow. Also, the note was reduced to $441,420 with an equivalent reduction in the deferred gain and the maturity was extended to July 1999. This note is collateralized by a second mortgage on the Richmond Holiday Inn and a personal guarantee of the buyer. The Partnership has agreed to further modify the terms of the note to assign the note to the guarantor upon the payment of $150,000 in $50,000 increments on or before May, August and November 15, 1995. This assignment effectively forgives the remaining note balance of $389,921 upon payment of $150,000. The Partnership has collected the two scheduled payments for May and August. Accordingly, the Partnership has reduced the note receivable and related deferred gain to $50,000 (representing the remaining amount to be collected) at September 30, 1995.

   As a result of collections on the Richmond note, the Partnership realized a gain of $107,357 through the nine months ending September 30, 1995. The remaining deferred gain of $50,000 is being recognized as the note is collected.

   The immediate source of future liquidity is expected to result from cash flow of the commercial properties and the collection of the remaining $50,000 due under the restructured promissory note from the sale of the Richmond Holiday Inn. Distributions to Limited Partners in the short-term are likely to be deferred until such time as the General Partner determines that available cash will not be needed to fund future costs. The mortgage indebtedness of $9,334,412 has balloon payments of $9,301,130 due April 1,1996. Refinancing of the debt is being discussed with a new lender, however, the negotiations have not been finalized. A single tenant occupies 47,816 square feet of Centinella II (approximately 76% of the leasable space) under a lease expiring in January of 1996. Renewal discussions are ongoing, but no lease agreement has been reached and there is no assurance that these discussions will be successful. Failure to re-lease this space would impair the Partnership's ability to refinance the debt. In the long term, sources of liquidity and cash distributions to the Limited Partners may include cash generated from the Partnership's properties and the sale or refinancing of these properties.

Developments - VMS Realty Partners and Affiliates

   There have been no material developments or changes from the Recent Developments-VMS Realty Partners and Affiliates disclosed in Part I, Item 2 of the Partnership's report on Form 10-QSB for the quarter ended June 30, 1995.


                            PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

   There are no new developments or changes from Part II, Item 1 of the Partnership's report on Form 10-QSB for the quarter ended June 30, 1995.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Partnership did not submit any matter to a vote of its holders of Limited Partnership Interests during the period ended September 30, 1995.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.



        b)  Reports on Form 8-K:

            None filed during the quarter ended September 30, 1995.

                                       SIGNATURES



   In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  VMS INVESTORS FIRST-STAGED EQUITY L.P. II
                                  (Registrant)


                                  By:     VMS Realty Investment II,
                                          General Partner




Date: November 6, 1995            By:     /s/ Joel A. Stone
                                          Joel A. Stone
                                          President



Date: November 6, 1995            By:     /s/ Thomas A. Gatti
                                          Thomas A. Gatti, Senior Vice-President
                                          and Principal Accounting Officer