Form 10KSB
period 1995-12-31
VMS INVESTORS FIRST STAGED EQUITY LP II
filed 1996-03-20
CIK 790882

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                            Under Section 13 or 15(d)
                   (As last amended by 34-31905, eff. 4/26/93)

                                   FORM 10-KSB

[X]   Annual Report Under Section 13 or 15(d) of the
      Securities Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended December 31, 1995
                                       or
[  ]  Transition Report Under Section 13 or 15(d) of the
      Securities Exchange Act of 1934 [No Fee Required]

                  For the transition period.........to.........

                         Commission file number 0-15647

                    VMS INVESTORS FIRST-STAGED EQUITY L.P. II
                 (Name of small business issuer in its charter)

      Delaware                                                 36-3375342
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

  8700 West Bryn Mawr
  Chicago, Illinois                                             60631
 (Address of principal executive offices)                     (Zip Code)

                    Issuer's telephone number (312) 399-8700

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes  X   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $2,419,791

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1995. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of the Registrant dated May 15, 1986, as supplemented by Supplement numbers 1, 2, 3, 4, 5, 6, and 7 dated December 18, 1986, February 11, 1987, March 31, 1987, August 19, 1987, January 4, 1988, April 18, 1988 and
June 30, 1988, respectively (collectively, the "Prospectus"), and filed pursuant to Rules 424(b) and (c) under the Securities Act of 1933 are incorporated by reference into Parts I, III and IV of this Annual Report on Form 10-KSB.

                                     PART I


Item 1.  Description of Business

The Registrant, VMS Investors First-Staged Equity L.P. II (the "Partnership") is a limited partnership formed on February 28, 1986, under the Delaware Revised Uniform Limited Partnership Act. The business of the Partnership is to own, manage and ultimately dispose of income producing retail and commercial properties. The Partnership raised total equity of $25,186,000 from the sale of Limited Partnership Interests (the "Units" or the "Limited Partnership Units") to the public in 1986 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration Statement No. 33-4204).

A total of 29,691 Units were sold to the public at $1,000 per unit as of the termination date of the offering, October 22, 1986. Limited Partners purchased a minimum of 15 Units each with additional purchases made in multiples of 3 Units. Limited Partners paid at least one-third of the purchase price of the Units in cash upon subscription, the remainder being in the form of a non-interest bearing non-recourse note. The note provided for the optional payment of one-third of the purchase price on February 15, 1987 and 1988. The Limited Partners could have prepaid the notes at any time. As of December 31, 1988, the Partnership had collected cash contributions from Limited Partners totaling $25,186,000. Of this amount, $9,897,000 relates to initial contributions, $7,476,000 represents payments received from the second installment of the non-recourse notes and the remarketing of the defaulted Units from the second installment, and $7,813,000 represents payments received from the third and final installment of the non-recourse notes and the remarketing of the defaulted Units from the third and final installment. Any non-payment by a Limited Partner on the non-recourse note resulted in a proportionate reduction in such Limited Partner's interest in the Partnership (the Units corresponding to such non-payment are hereinafter referred to as the "Unpaid Interests") and the Unpaid Interests were remarketed. Limited Partners who elected not to make subsequent payments scheduled under the non-recourse notes did not receive an allocation of profits or losses until 1989, but have otherwise had the same rights as other Limited Partners, subject to the above-mentioned reduction in interest for the year of default or any subsequent subscription years. The Limited Partners' share in the benefits of ownership of the Partnership's real property investments according to the number of Limited Partnership Units actually purchased.

The remarketing period ended on September 30, 1988 (final closing date). The shortfall of $4,505,000 between the total equity initially sold of $29,691,000 and the actual equity raised of $25,186,000 has had no significant impact on the Partnership's portfolio as the acquisition of properties had been completed. As a result of the decreased number of units outstanding, the Partnership's tax basis income and loss and cash distributions will be allocated to fewer Limited Partners and the per unit tax loss should be greater than originally anticipated.

On June 1, 1986, the Partnership acquired interests in two medical office buildings and two shopping centers. On October 1, 1986, the Partnership acquired an interest in two hotel properties. Since the foreclosure of Kendall Mall on March 16, 1994, the Partnership's only properties are the two medical office buildings described in "Item 2" (see Note I to the Consolidated Financial Statements in Item 7).

The Partnership acquired interests in the properties by purchasing a 99.99% interest in sub-tier partnerships which directly owned fee title to the individual properties. Proceeds of the offering were used for the payment of the costs associated with the offering and the costs of acquiring the interests in the properties, including acquisition fees payable to the General Partner and the assumption of liabilities of the acquired sub-tier partnerships. Such liabilities included advances and accrued interest thereon made by affiliates of the General Partner to the sub-tier partnerships and expenses reimbursable to and brokerage fees paid to non-affiliated entities by affiliates in connection with the acquisition of properties by the sub-tier partnerships. Additional information regarding the properties is in the Prospectus dated May 15, 1986, and Supplement number 1 dated December 18, 1986, and Supplement number 2 dated February 11, 1987, which are incorporated by reference, and in Item 2 herein.

Further discussion of the Partnership's business is included in "Management's Discussion and Analysis of Financial Condition or Plan of Operation" included in "Item 6" of this Form 10-KSB.

The real estate business is highly competitive. The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and the Partnership is not a significant factor in its industry. In addition, various limited partnerships have been formed by related parties to engage in businesses which may be competitive with the Registrant.

The Registrant has no employees. Affiliates of Insignia Financial Group, Inc., ("Insignia") have provided management and administrative services since January 1, 1994. Another affiliate of Insignia has provided property management services since March 1, 1994.

DEVELOPMENTS - VMS REALTY PARTNERS AND AFFILIATES

      Past Liquidity Difficulties

As previously reported, VMS Realty Partners, an affiliate of VMS Realty Investment, Ltd. ("VMSRIL"), and certain of its affiliates have experienced severe liquidity problems. Because of VMS Realty Partners' inability to resolve the liquidity problems affecting it and its affiliates, VMS Realty Partners had generally suspended making payments relating to operating assets of it and its affiliates, other than payments generally necessary to maintain the operation of such assets and changed the business of VMS Realty Partners and its affiliates, eliminating the acquisition and development of real estate assets. However, VMSRIL and each of its affiliates that serve as general partners of the Syndicated Partnerships, as defined below, continued and are continuing to perform their responsibilities as general partners. On November 18, 1993, VMS Realty Partners assigned (without change in terms, including compensation) its asset management responsibilities for the Syndicated Partnerships, other than VMS National Properties Joint Venture, to Strategic Realty Advisers ("SRA"), a real estate company with primary emphasis on asset management and property management. SRA is wholly owned by Joel A. Stone, who is the sole shareholder of one of the corporate partners of VMSRIL. In the case of a number of the Syndicated Partnerships, including the Partnership, SRA subsequently assigned such responsibilities to an affiliate of Insignia Financial Group, Inc. ("Insignia"), a fully integrated real estate service organization. See "Insignia and MAE." SRA has retained, and is performing, such asset management responsibilities for Syndicated Partnerships owning hotels. VMS Realty Partners had previously assigned its asset management responsibilities for VMS National Properties Joint Venture directly to an affiliate of Insignia. See "Insignia Transactions - Management". The "Syndicated Partnerships" are those partnerships, including the Partnership, of which VMSRIL, one of the VMS Principal Entities (as defined below), or an affiliate thereof, is the managing general partner (or a general partner of a general partner) and as to which limited partnership interests were sold to investors through syndications.

      VMSRIL Agreement and CRA

In response to the above-described liquidity problems, on March 25, 1992, VMSRIL, the managing general partner of the Partnership, and an affiliate of (i.e., under common control with) the VMS Principal Entities, as defined below, entered into an agreement (the "VMSRIL Agreement") with its single major creditor, European American Bank, and one of its affiliates, EURAM (collectively "EAB"), which held a lien on all of VMSRIL's assets.

The VMSRIL Agreement provided that for a 12-month period VMSRIL was prohibited from engaging in business activities or operations unrelated to the orderly liquidation of its existing assets, which liquidation was to be conducted consistent with its duties as the managing general partner of the Syndicated Partnerships. Notwithstanding the foregoing, the VMSRIL Agreement provided that VMSRIL was not prohibited from engaging in any activities with respect to the Syndicated Partnerships, including, but not limited to, the continuation of the Syndicated Partnerships' business operations.

Under the VMSRIL Agreement, in order to facilitate VMSRIL's operation of its assets in a manner intended to preserve and, if possible, enhance the value of such assets prior to their disposition, EAB granted VMSRIL a moratorium on enforcement of all indebtedness owed to EAB by VMSRIL. EAB agreed that, during the one year term of the VMSRIL Agreement (assuming no default by VMSRIL in the performance of its obligations under the VMSRIL Agreement), EAB would not take any action which would materially adversely affect the interests of VMSRIL, including, without limitation, demanding payment of indebtedness and filing a petition to institute an involuntary bankruptcy proceeding against VMSRIL.

Also in response to the above-described liquidity problems, on March 31, 1992, certain affiliates of VMSRIL, specifically VMS Realty Partners, Chicago Wheaton Partners, VMS Realty Investors, VMS Financial Services, VMS Financial Guarantee Limited Partnership and VMS Realty Guarantee Limited Partnership (the "VMS Principal Entities") entered into the VMS Creditor Repayment Agreement
(the "CRA") with a number of parties including substantially all of the unsecured and undersecured creditors (other than trade creditors) of the VMS Principal Entities and certain of the unsecured or undersecured creditors (other than trade creditors) of their affiliates (collectively, the "Creditors"). Although VMSRIL is a party to the CRA, it is generally not considered a VMS Principal Entity thereunder.

The CRA was intended to achieve a purpose comparable to that described above for the VMSRIL Agreement. In consideration of the benefits received by the Creditors under the CRA, the Creditors granted the VMS Principal Entities a moratorium similar to that contained in the VMSRIL Agreement.

During the respective terms of, and under certain circumstances specified in, the VMSRIL Agreement and the CRA, VMS Realty Partners and certain of its affiliates, including VMSRIL, were required to pay certain sums derived from their operations and asset dispositions to be applied to their restructured debts; these sums were paid by VMS Realty Partners and its affiliates, including VMSRIL, as and when required under the terms of those agreements.

Effective November 17, 1993, the VMS Principal Entities entered into the Fifth Amendment to the CRA, dated as of October 25, 1993, pursuant to which each VMS Principal Entity (and not VMSRIL) has transferred certain of its assets in lieu of foreclosure (other than general partnership interests in Syndicated Partnerships and assets that the Creditors chose not to acquire based on their view of the value of such assets and concerns about possible liability associated with them) to separate trusts beneficially owned by the Creditors of each of the respective transferring VMS Principal Entities, subject to the liens of the applicable Creditors, in consideration of, among other things, the granting of covenants not to sue by the respective Creditors (and their successors and assigns) with respect to each of the VMS Principal Entities' liability for the indebtedness owed such Creditors. Such transactions have amicably concluded the debtor creditor relationship between the VMS Principal Entities and the Creditors.

Pursuant to the CRA and the Fifth Amendment thereto, and as an inducement to the VMS Principal Entities to engage in the deed in lieu transactions described above, substantial cash consideration was paid by the Creditors to SRA as advanced payment for future services to be performed by SRA for the benefit of the VMS Principal Entities.

During the summer of 1993, EAB introduced VMSRIL to Insignia, which was engaged in discussions with EAB concerning the possible acquisition by an Insignia affiliate of VMSRIL's debt to EAB and the assets securing that debt, and the granting by that Insignia affiliate of a covenant not to sue VMSRIL. This transaction has now occurred, effectively resolving VMSRIL's financial difficulties with its single major creditor. See "Purchase of EAB and Creditor Assets and Granting of Covenants Not to Sue."

Subsequently, Insignia entered into negotiations with VMSRIL that have resulted in the execution of the Insignia Letter of Intent, and thereafter, following consummation of certain transactions contemplated by the Insignia Letter of Intent, an agreement dated July 14, 1994 ("Insignia Agreement"), which terminated the Insignia Letter of Intent, restructured certain of the then unconsummated transactions that had been contemplated by the Insignia Letter of Intent and provided for certain other agreements of the parties. See "Insignia Transactions."

      Insignia Transactions
           Management

Effective November 16, 1993, the Insignia Letter of Intent was executed by VMSRIL and various of its affiliates, SRA, Insignia and a limited partnership ("ISLP").1 The Insignia Letter of Intent contemplated, among other things, that VMSRIL and affiliates of VMSRIL serving as general partners of Syndicated Partnerships that do not own hotels ("Non-Hotel Syndicated Partnership") would withdraw as general partners and be replaced by MAERIL, Inc. ("MAERIL"), a single purpose affiliate of Metropolitan Asset Enhancement, L.P. ("MAE"). See "Settlement Agreement Proxies." MAE is a limited partnership in which Insignia owns a 19.13% limited partnership interest and the general partner of which is a corporation owned by Andrew L. Farkas, the Chairman and Chief Executive Officer of Insignia.

Pursuant to the Insignia Agreement, MAERIL will become the substitute general partner of only the Selected Syndicated Partnerships2, rather than all of the Non-Hotel Syndicated Partnerships as originally contemplated in the Insignia Letter of Intent. MAERIL already has become the substitute general partner of many of the Selected Syndicated Partnerships.

Each property owned by the Partnership, as well as the other Selected Syndicated Partnerships, is subject to one or more secured project loans. The terms of each loan require certain lender consents (including the FDIC and HUD) for a change in (i) the general partner of the owner Selected Syndicated Partnership,
(ii) such general partner's general partner or (iii) the general partner of any subpartnership which directly owns that particular property. Although VMSRIL has attempted to obtain such consents with respect to all such loans, it has been unsuccessful in obtaining any consents, and, in many cases, VMSRIL has not received any response to its request; however, none of the lenders have expressly rejected the proposed substitution.

Although the respective Selected Syndicated Partnerships could contend that such consent was unreasonably withheld, or that a lender's failure to respond should constitute an implied consent (or waiver of its right to consent), it is possible that one or more lenders might seek to declare a default and attempt to foreclose on their respective collateral if the transfer of general partnership interests to MAERIL were to proceed without such lender's express consent. The substitution of MAERIL as general partner of the Selected Syndicated Partnerships will transpire upon the occurrence of certain events (including receiving certain of the above consents) as specified in the Insignia Agreement.


   1 An affiliate of MAE, as defined below, is the sole general partner in ISLP, and an Insignia affiliate holds the limited partnership interests.

   2 "Selected Syndicated Partnerships" means, collectively, the VMS National Realty Partners I, VMS National Realty Partners II, Boca Glades Associates, Ltd., Boca West Shopping Center Associates, Ltd., Four Quarters Habitat Apartments Associates, Ltd., Hearthwood Associates, Investors First-Staged Equity, L.P., Kendall Townhome Investors, Ltd., Lynnhaven Associates, Merrifields Apartments, Mount Regis Associates II, Pasadena Office Park Associates, Prudential-Bache VMS Realty Associates L.P. I, Scarlett Oaks Apartment Associates, Ltd., VMS Investors First-Staged Equity L.P. II, Woodlawn Associates and Yorktown Towers Associates.


Furthermore, pursuant to the Insignia Letter of Intent most of the Non-Hotel Syndicated Partnerships retained (to the extent permitted under applicable mortgages and other governing documents) an Insignia affiliate to provide all management and asset management services to such Non-Hotel Syndicated Partnership for the maximum term permitted under the partnership agreement or other governing documents of such Non-Hotel Syndicated Partnership. However, pursuant to the Insignia Agreement, Insignia terminated its and its affiliates' rights and obligations to provide management services to the following Syndicated Partnerships: Fort Lauderdale Office Park Associates, Garden City Plaza Associates, Ltd., Jacksonville/Windsong Apartments Associates, Natick Village Apartment Associates, Oak Brook International Office Center Associates, Ramblewood Associates, 1600 Arch Investors Ltd., 1600 Arch Limited Partnership, Valley View Associates, Valley View Associates II, Village Green - Townhome Associates, Woodmere Associates, Ltd. In addition, an Insignia affiliate will not provide management services with respect to one property formerly owned by VMS Investors First-Staged Equity L.P. II but foreclosed upon after execution of the Insignia Letter of Intent. The Insignia Letter of Intent had contemplated that the Insignia affiliate providing management services to Syndicated Partnerships would retain SRA to assist it in the provision of such management services; however, pursuant to the Insignia Agreement, SRA has been retained to assist in the provision of management services only to VMS National Properties Joint Venture and will not be retained to provide such services with respect to any of the other Syndicated Partnerships. In particular, Insignia, SRA, and the Partnership have reached an agreement under which certain affiliates of Insignia are to become the asset manager and property manager of the properties owned by the Partnership, for a total fee to Insignia of 6% of collected revenues on each property.

   Purchase of EAB and Creditor Assets and Granting of Covenants not to Sue

Pursuant to the Insignia Letter of Intent, ISLP purchased for an aggregate price paid to EAB of $1,500,000 all of the debt of VMSRIL (the "EAB Debt") and of VMSRP to VMSRIL's single major creditor, EAB. Subsequently, VMSRIL conveyed to ISLP in a transfer in lieu of foreclosure, all of the assets (the "EAB Assets") securing the EAB Debt. The EAB Assets constituted all of the assets owned by VMSRIL other than its rights to act as general partner of the Syndicated Partnerships in which it is a general partner. In connection with this conveyance, ISLP has covenanted (i) not to sue VMSRIL with respect to the EAB Debt, (ii) to look exclusively to the EAB Assets for payment of the EAB Debt and
(iii) to repay (but only out of the proceeds realized from the EAB Assets acquired by ISLP) loans made to VMSRIL, of which approximately $845,000 was outstanding as of November 16, 1993 (including principal and unpaid interest). These loans were originally made to VMSRIL in 1992 by certain of its principals to provide VMSRIL sufficient funds to permit it to meet its obligations under the VMSRIL Agreement and were repaid in full by ISLP as of December 31, 1993.

Upon exercise of an option granted SRA pursuant to the Insignia Letter of Intent, SRA acquired from Insignia, without payment of separate consideration all of the EAB assets relating to the Syndicated Partnerships that own hotels. Furthermore, the Insignia Agreement contemplates, as did the Insignia Letter of Intent, that ISLP may seek to purchase certain assets (the "Creditor Assets") conveyed to creditors of VMSRP pursuant to the Fifth Amendment to the CRA. Following any such purchase, ISLP will (i) covenant not to sue VMSRP with respect to debts associated with the Creditor Assets, and (ii) agree to look exclusively to the beneficial interest of the applicable creditors in the Creditor Assets for payment of such debts.

            Indemnities Granted by Insignia

Pursuant to the Insignia Letter of Intent, Insignia granted an indemnity to each of the individual partners of each of the VMS Principal Entities and each of their partners (the "Indemnified Partners") with respect to the Non-Hotel Syndicated Partnerships, including the Partnership. Insignia agreed to indemnify the Indemnified Partners for up to $500,000 of claims of creditors in connection with (i) consummation of the transactions contemplated by the Insignia Letter of Intent, (ii) the Indemnified Partners' roles as general partners of, and service providers to, the Non-Hotel Syndicated Partnerships, and (iii) the EAB and Creditor Assets. This indemnification obligation will be funded solely through a cash reserve (the "Reserve") established by Insignia. The Reserve has been funded with $333,333 and, pursuant to the Insignia Agreement, is to be funded with an additional $166,667 upon the offering by VMSRIL or its affiliates to cause the substitution of MAERIL for VMSRIL or such affiliates with respect to 60% of the Selected Syndicated Partnerships. In the event that the entire Reserve is not applied to the payment of Insignia indemnity obligations, all of the remaining funds in the Reserve will be paid over to SRA.

Pursuant to the Insignia Agreement, Insignia also will indemnify the Indemnified Partners against all claims in connection with certain prospective actions which
may be taken by Insignia, MAE, and/or MAERIL.    The Reserve may not be used to
pay Insignia's obligations with respect to this indemnity.

            Compensation to VMSRIL Affiliate

The Insignia Letter of Intent also provided for certain business relationships between Insignia (and its affiliates) and SRA. Pursuant to the Insignia Letter of Intent, SRA was to perform certain services (the "Services") for Insignia and its affiliates including:


        (i) assisting Insignia and its affiliates in minimizing their indemnity obligation under the Letter of Intent;

       (ii) maximizing the return on ISLP's investment in the EAB and Creditor Assets; and

      (iii) assisting (a) Insignia or its affiliates in connection with the management and asset management of properties owned by the Non-Hotel Syndicated Partnerships and (b) MAERIL or its affiliates in fulfillment of their obligations as substitute general partners.


As discussed below, under the Insignia Agreement, SRA's right to provide the service and receive compensation therefore was bought out by Insignia and SRA will not provide the Services other than provision of asset management services to VMS National Properties Joint Venture.

For its provision of the Services, SRA was to receive a variety of forms of compensation, including a right to acquire for nominal consideration a 48.5% limited partnership interest in ISLP. SRA exercised this right on May 24, 1994, but pursuant, to the Insignia Agreement, subsequently revoked such exercise and relinquished such right. Prior to its exercise of this right, SRA also received 48.5% of all amounts realized from the EAB assets and the other assets purchased by ISLP pursuant to the Insignia Letter of Intent, net of certain specified deductions; such right to receive such payments was not received, however, following SRA's revocation of the exercise of its acquisition right. The payments to SRA prior to its exercise of its acquisition right totaled $17,135. As further consideration, to the extent Insignia became the property manager or asset manager for Non-Hotel Syndicated Partnerships and retained SRA to assist it, Insignia was to pay SRA the SRA Management Fee consisting of (a) 28% of the management and asset management fees paid to Insignia affiliates by the Non-Hotel Syndicated Partnerships and (b) 28% of all net income received by MAERIL (including all fees and distributions) as a result of its acting as general partner of the Non-Hotel Syndicated Partnerships. With certain exceptions, the obligations of Insignia pursuant to the Insignia Letter of Intent were to be secured.

Although Insignia and MAE desired to have MAERIL substituted as the general partner of the Selected Syndicated Partnerships, Insignia, MAE and ISLP determined that they did not require SRA's management and related service on a long-term basis. Accordingly, the Insignia Agreement effects, among other things, a buyout by Insignia of SRA's rights to provide the Services and to receive the compensation therefore discussed above. Pursuant to the Insignia Agreement, SRA's right to provide the Services was terminated, except that SRA is required to assist Insignia in performing asset management services for VMS National Properties Joint Venture (but none of the other Syndicated Partnerships). Furthermore, Insignia and SRA acknowledged that they no longer contemplate seeking to maintain any future or ongoing mutual business relationships (although such relationships had been contemplated by the Insignia Letter of Intent). Additionally, SRA will be owed no further fees or obligations pursuant to the Insignia Letter of Intent or on account of services it has provided or will provide, but in lieu thereof will receive the following:

            (a)   $500,000 on closing;
            (b) $100,000 on both of the first and second anniversaries of closing;
            (c) $226,250 each calendar quarter for 6 years commencing in the calendar quarter beginning in July of 1994;
            (d) 28% of all fees and other payments received by (i) Insignia or its affiliates for the provision of management services to Boca West Center Associates, ltd. and (ii) MAERIL in its capacity of substitute general partner of such Syndicated Partnership or otherwise related to such Syndicated Partnership;
            (e) the first $1.2 million of all net proceeds ("Net Proceeds") in excess of the Calculation Amount3 derived by Insignia or ISLP from the sale of Creditor Assets and EAB Assets; and
            (f) 50% of Net Proceeds in excess of the sum of (i) the Calculation Amount plus (ii) $1.2 million.

The payments pursuant to Clauses (a), (b), (e) and (f) of this paragraph are referred to herein the "Aggregate Payments." All of the obligations specified in clauses (a) through (f) will be secured by a security interest in Insignia's 48.5% limited partnership interest in ISLP and Insignia's economic rights (but not obligations) pursuant to each of the property and asset management agreements between Insignia or its affiliates and the Non-Hotel Syndicated Partnerships. In order to further secure payment of such obligations Insignia and MAERIL agreed that at such time and from time to time as MAERIL becomes substitute general partners of a Selected Syndicated Partnership, at the election of SRA either (i) Insignia and/or its affiliates owning 100% of the stock of MAERIL shall pledge such stock to SRA or (ii) MAERIL shall pledge to SRA 100% of its economic rights and entitlements of every kind and nature (but not obligations) as general partner of each of the Selected Syndicated Partnerships, including, but not limited to, rights to general partner distributions and fees.

In addition, pursuant to the Insignia Agreement, Insignia and its affiliates granted SRA a right of first refusal with respect to any proposed future sale by Insignia of EAB Assets and Creditor Assets to which Insignia or ISLP takes title by foreclosure, deed-in-lieu of foreclosure or otherwise.

      Settlement Agreement Proxies

Under the terms of the Settlement Agreement (defined below), the holders of 99% of the limited partnership interests in the Partnership have given proxies to consent to an amendment of the partnership agreement of the Partnership permitting withdrawal of a general partner of the partnership and substitution of a replacement general partner if the withdrawing general partner reasonably determines that (x) the proposed withdrawal will not result in the reclassification of such Partnership as an association taxable as a corporation for Federal income tax purposes; and (y) any proposed substitute general partner has experience in real estate management and is reasonably capitalized to carry out its duties and obligations as general partner. Similar proxies have been used to facilitate the substitution of MAERIL as general partner of each of the Selected Syndicated Partnerships of which MAERIL has become the substitute general partner.

  3 The Calculation Amount is equal to (x) $3.4 million plus (y) the aggregate cost of each of the Creditor Assets acquired by ISLP (including interest at a rate of 4% over Citibank's base rate from the date of acquisition of each of the respective Creditor Assets) plus (z) the sum of any amounts previously received by Insignia in repayment of its loan to ISLP to acquire the EAB Assets and the Creditor Assets, or by ISLP as proceeds of the sale, refinancing or dispostion of any EAB Assets or Creditor Assets, which Insignia or ISLP has been required to disgorge by reason of a valid claim thereto asserted by an unaffiliated third party.

      Disposition of Properties

Certain of the Syndicated Partnerships have entered into a contract to sell certain real estate assets. In addition, there are preliminary discussions and negotiations with third parties regarding the sale of assets owned by certain Syndicated Partnerships. There can be no assurance as to whether any such negootiations, letters of intent or contracts will result in the contemplated sales transactions. In addition, there can be no assurance as to the amount of net proceeds which may result from any one or all of such contemplated transactions. Since the CRA was entered into, Sydicated Partnerships have consummated a number of property dispositions involving sales, foreclosures, or deeds in lieu of foreclosure.

In the case of those Syndicated Partnerships, including the Partnership, covered by the Settlement Agreement, the disposition of properties owned by said partnerships is subject to the review of the Oversight Committee (as such term is defined in the Settlement Agreement). To date, of approximately 13 proposed property dispositions submitted to the Oversight Committee for approval, only two have been challenged by a member of the Oversight Committee. A proposed sale of the property owned by Lynnhaven Associates was challenged by Equity Resources Group, a former member of the Oversight Committee as to only those settling Limited Partnerships in which it is a limited partner, including Lynnhaven Associates. Judge Zagel of the United States District Court for the Northern District of Illinois approved the sale of the Lynnhaven property over the objection of Equity Resources Group, in accordance with the terms of the Settlement Agreement. Equity Resources Group then appealed Judge Zagel's decision, which was subsequently affirmed by the United States Court of Appeals for the Seventh Circuit. The Oversight Committee also objected to a proposed transaction in which the mortgage loan on two office buildings owned by Eaton Canyon Partners was to be restructured. As a result of the objection, the restructuring was abandoned and the properties were foreclosed.

Inspector General Audit

The Office of the Inspector General (OIG) for the Department of Housing and Urban Development (HUD) has completed an audit of the books and records of VMS Realty Management, Inc. relative to seven HUD projects which VMS Realty Management, Inc. managed from 1987 to 1991, the years which were the subject of the OIG audit. The OIG concluded that VMS Realty Management, Inc. did not comply with the terms and conditions for the HUD Regulatory Agreements and applicable HUD regulations and instructions relating to the financial and general management practices for six of the seven HUD projects reviewed. Specifically, the OIG audit concluded that VMS Realty Management, Inc. inappropriately disbursed $6,366,180 from the projects' funds for partnership expenses from 1987 to 1991 when the projects were in a non-surplus cash position or lacked adequate surplus cash for the payments as the term "surplus cash" is defined pursuant to the HUD Regulatory Agreements. $3,776,178 of the $6,366,180 which the OIG has concluded to have been inappropriately disbursed in payment of partnership obligations relates to two projects in which the Partnership is not a partner. These inappropriate disbursements included payments for second mortgages, asset management fees, notes payable and other partnership expenses.

The OIG's Audit Report to HUD recommends that (1) the projects' owners reimburse $6,366,180 to the projects' accounts for the excess distributions and if the owners fail to comply, then HUD should initiate action for double damages remedy, (2) take action to debar VMS Realty Management, Inc. and the individuals which comprise it, and (3) require the appropriate HUD Regional/Field Offices to conduct reviews of the 13 remaining HUD projects which VMS Realty Management, Inc. previously managed which were not the subject of the OIG audit.

Two of the six HUD projects which were the subject of the OIG audit have been settled with HUD. These two properties account for $1,854,657 of the entire $6,366,180 inappropriate disbursements. Three of the remaining four HUD projects which were the subject of the OIG audit have surplus cash at December 31, 1995, in excess of the amounts which the OIG has concluded were inappropriately disbursed between 1987 and 1991, and HUD has tentatively agreed to accept a current financial statement verifying the surplus cash amounts in full settlement for these four projects. These three projects with sufficient current surplus cash represent $4,378,779 of the entire $6,366,180 inappropriate disbursements. At the present time, no settlement has been reached between HUD and the projects' owners for the one other HUD project which the OIG has found to have made inappropriate disbursements. The maximum amount of this inappropriate disbursement totals $132,744, none of which relate to the Partnership's projects.

Insignia and MAE

Insignia is a publicly held fully integrated real estate service organization performing property management, asset management, investor services, partnership administration, mortgage banking, and real estate investment banking services for various ownership entities, including approximately 1,000 limited partnerships having approximately 400,000 limited partners. Based upon published industry surveys, Insignia is the largest manager of multifamily residential properties in the United States and is a significant manager of commercial property. Insignia commenced operations in December 1990 and since then has grown to provide property and/or asset management services for over 2,400 properties, which include approximately 300,000 residential units and approximately 64,000,000 square feet of commercial space, located in over 500 cities in 48 states.

A primary method of growth for Insignia has been by acquiring, directly or through related entities (principally MAE), controlling positions in general partners of real estate limited partnerships. Many of the sellers of such assets, and in some cases the partnerships which own the properties, were financially distressed, but the partnerships own properties that Insignia in most cases believes to be fundamentally sound. Following each acquisition, Insignia takes steps to enhance the value and stability of the acquired properties, including a thorough analysis of each property's operations, develops a detailed marketing strategy, and, when appropriate, develops a program for restructuring its indebtedness. Insignia or MAE has, where consistent with its fiduciary obligations to the property owner, caused the controlled entity to retain Insignia to provide property management and other services for the property, and will continue to do so in the future.

Insignia's services include property management, providing all of the day-to-day services necessary to operate a property, whether residential or commercial; asset management, including long-term financial planning, capital improvements, and development and execution of refinancings and dispositions; maintenance and construction services; marketing and advertising; investor reporting and accounting, including preparation of quarterly reports and annual K-1 tax reporting forms for limited partners as well as regular reporting under the Securities Exchange Act of 1934 where applicable; investment banking, including assistance in workouts and restructurings, mergers and acquisitions, and debt and equity securitizations; and mortgage banking and real estate brokerage.
This integrated organization allows "one stop shopping" for substantially all of the services necessary to operate a property and the related partnership successfully, for both controlled entities and unaffiliated owners.

In addition, Insignia is the exclusive mortgage marketing advisor for Prudential Insurance Company of America's PruExpress program in the Southeast and Mid-Atlantic areas of the United States, originating loans typically in the $2,000,000 to $15,000,000 range for investment-grade income-producing real estate.

Insignia's senior residential property management personnel have an average of over 15 years of experience in property management with a broad range of types of properties throughout the United States. Many of Insignia's most experienced managers joined Insignia in connection with some of Insignia's acquisitions. Insignia believes that its management expertise and state-of-the-art computer and communications systems allow it to offer its customized services efficiently and at a cost to Insignia which permits it to be competitive with other real estate management service companies.

Insignia and its affiliates have acquired control of or management rights to 29 significant portfolios of properties since 1990.

Insignia was incorporated in Delaware in July 1990. Insignia's principal executive offices are located at One Insignia Financial Plaza, P.O. Box 1089, Greenville, South Carolina 29602, telephone number (864) 239-1000.

Originally, MAE was formed to be the principal vehicle for acquiring interests in real property that would be managed or serviced by Insignia. MAE, directly or through subsidiaries, holds general partnership interests in approximately 400 partnerships, all of which have retained Insignia as manager for all or certain aspects of their operations. MAE has no other material assets and has no material cash flow. MAE has various liabilities associated with prior acquisitions, certain of which have been guaranteed or are joint obligations with Insignia or one or more of its subsidiaries. MAE and Insignia have entered into an agreement governing the structuring of future acquisitions.

Insignia holds a 19.13% limited partnership interest in MAE. Andrew L. Farkas, the Chairman of the Board and Chief Executive Officer of Insignia, owns the general partner of MAE, which has a 1% partnership interest. In addition, a 3% limited partnership interest in MAE is owned by five officers and one employee of Insignia. Although the general partner may not assign its interest in MAE without the consent of holders of a majority in interest of the limited partners' interests, there are no restrictions on Mr. Farkas' ability to sell such general partner. Insignia may not transfer its limited partnership interest in MAE without the consent of the general partner of MAE. The general partner has complete authority over the management of MAE and its assets, provided that, except in connection with acquisitions, the general partner may not cause MAE to sell all or a substantial portion of its assets without the consent of holders of a majority in interest of the limited partners' interests. The limited partners, including Insignia, have no other rights with regard to the business or operations of MAE.

MAERIL is a Delaware corporation, formed in March 1994 for the purpose of serving as general partner of the Partnerships and certain of the other Syndicated Partnerships. MAE GP Corporation is the sole stockholder of MAERIL and MAE is the sole stockholder of MAE GP Corporation.


Item 2.     Description of Properties:

The following table sets forth the Registrant's investments in properties:

                           Date of
 Property                  Purchase     Type of Ownership                Use
 Centinella I              06/01/86   Fee ownership subject  Medical Facility
                                      to first mortgage      39,459 sq.ft. located on
                                                             21,536 sq.ft. of land.
                                                             Property subject to ground
                                                             lease.(1)

 Centinella II             06/01/86   Fee ownership subject  Medical Facility
                                      to first mortgage      63,117 sq.ft. located on
                                                             25,266 sq.ft. of land.
                                                             Property subject to ground
                                                             lease.(1)

(1) Centinella I and Centinella II, as lessees, lease the land underlying the properties. These leases expire in the year 2052. The ground leases grant the ground lessors the option to purchase the leasehold estates in 1995 (which was not exercised), 2010 and 2030 at a price equal to the fair market value at the date of exercise, provided that the ground lessor exercises its option to purchase both leasehold estates simultaneously.


Schedule of Properties:

                           Gross
                         Carrying     Accumulated                            Federal
 Property                  Value      Depreciation      Rate      Method    Tax Basis
 Centinella I         $ 4,677,982     $2,141,642      5-7  yrs    150% DB  $2,062,761
                                                     21-28 yrs      S/L

 Centinella II          8,157,575      3,116,945      5-7  yrs    150% DB   3,319,606
                                                     21-28 yrs      S/L
                      $12,835,557     $5,258,587                           $5,382,367




  See Note A of the consolidated financial statements included in "Item 7" for a description of the partnership's depreciation policy. The principal businesses occupying space at Centinella I and Centinella II include doctors' offices and other medical facilities.

Schedule of Mortgages:

                       Principal                                        Principal
                       Balance At                                        Balance
                      December 31,  Interest    Period     Maturity       Due At
 Property                 1995        Rate     Amortized     Date        Maturity
   Centinella I
      1st mortgage     $3,556,752      (1)      30 yrs    04/01/96(2)   $3,520,447

   Centinella II
      1st mortgage      5,743,573      (1)      30 yrs    04/01/96(2)    5,679,547

         Total         $9,300,325                                       $9,199,994

(1) The interest rates adjust every six months based on the 5.144% index value of the 11th District Cost of Funds and a margin of 2.25% as provided by the loan documents. The current adjusted rate (7.39%) will remain in effect until the next interest rate adjustment date.

(2) The sub-tier partnerships have executed a letter of intent to refinance the debt with the existing lender for 5 years. The new loan will mature 4/1/2000 with an interest rate of 4% + 11th District Code of Funds Index. The interest rate will be adjusted monthly with payments adjusting every six months.


Schedule of Rental Rates and Occupancy:


                                    Average Annual                   Average
                                     Rental Rates                    Occupancy
 Property                        1995            1994           1995           1994
 Centinella I               $24.15/sq.ft.   $25.72/sq.ft.        76%            74%

 Centinella II               26.57/sq.ft.    26.97/sq.ft.       100%           100%


     As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the partnership are subject to competition from other commercial buildings in the area. Management believes that all of the properties are adequately insured.


     The following is a schedule of the lease expirations for the years 1996-
2005:

                            Number of                                   % of Gross
                           Expirations    Square Feet    Annual Rent    Annual Rent

 Centinella I
 1996                           3            3,117      $   80,223         12.2%
 1997                           3            7,817         173,280         26.2%
 1998                           1            3,497          95,315         14.4%
 1999                           1            2,719          65,256          9.9%
 2000                           2            5,440         100,516         15.2%
 2001-2005                     --               --              --            --

 Centinella II
 1996                           2           48,845       1,328,725         78.7%(1)
 1997                           1            2,633          67,533          4.0%
 1998-2005                      1            2,011          50,677          3.0%


(Seven month-by-month leases contribute $354,218 to annual rental income for the Partnership of which $177,416 or 24.8% from 7,660 sq.ft. relates to three leases with Centinella I and $176,802 or 10.5% from 6,917 sq.ft. relates to four leases with Centinella II.)

(1) Subsequent to December 31, 1995, the tenant occupying 47,816 square feet of Centinella II signed a letter of intent for a 30-month lease renewal.

   The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for each property:


                       Nature of      Square Footage   Annual Rent Per       Lease
                       Business           Leased         Square Foot      Expirations
 Centinella I      Medical Facility        8,431           $26.60       Month-by-Month
                                                                        and 7/31/97

 Centinella II     Medical Facility       47,816            27.21           1/15/96


Subsequent to December 31, 1995, the tenant occupying 47,816 square feet of Centinella II signed a letter of intent for a 30-month lease renewal.

Real estate taxes and rates in 1995 for each property were:

                                              1995          1995
                                              Taxes         Rate

            Centinella I                     $19,270        3.03
            Centinella II                     69,855        3.03

Item 3.      Legal Proceedings

As disclosed in the prior reports on Form 10-QSB or Form 10-KSB ("Prior Public Filings"), VMS Realty Partners, L.P. and certain other affiliates of the Partnership are parties to certain pending legal proceedings (other than insurance litigation matters covered by insurance policies). There are no legal proceedings pending against the Partnership or its General Partner.

Summarized below is the development in the legal proceeding filed against VMS Realty Partners, now known as VMS Realty Partners, L.P. and its affiliates which was disclosed in Prior Public Filings.

Sheraton Holding, Inc. v. Park Centre Associates, f/k/a VMS Seventh Avenue Hotel Associates, Ingersoll-Rand Financial Corp., VMS Hotel Investment Trust, Omni Hotel Credit Corp., f/k/a/ Dunfey Credit Corp., VMS Realty Partners, Marine Midland Bank, N.A., Bid Fire Systems, Inc., Mass Electric Construction Co., Mass Electric of New York, New York Plumbing & Heating Corp., Center 56 Associates, Basic Leasing Corp., EECO Inc., EECO Computer, Inc., RCA Corp., Ameritech Credit Corp., COMTEL Communications Corp., The City of New York, The People of the State of New York, and "John Doe" #1 through 500. This action has been dismissed.


Item 4.      Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1995, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                     Part II

Item 5.      Market for the Partnership's Equity and Related Partner Matters

As of December 31, 1995, there were 1,528 Limited Partners in the Partnership. There is no current public market nor is it anticipated that there will be a public market for the Units. The source of future cash distributions is dependent upon cash generated by the Partnership's properties and the sale or refinancing of these properties in future years. No cash distributions were made to the Limited Partners in 1995 or 1994 and no distribution is expected during 1996.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Results of Operations

The Partnership realized net income of $281,129 for the year ended December 31, 1995, compared to net income of $7,115,160 for the year ended December 31, 1994. The net income at December 31, 1994, primarily resulted from an extraordinary gain on extinguishment of debt related to the foreclosure of Kendall Mall (see
Note I of the Notes to Consolidated Financial Statements).

Rental income, operating expenses and maintenance expenses decreased for the year ended December 31, 1995, compared to the year ended December 31, 1994, primarily as a result of the foreclosure of Kendall Mall. Additionally, operating expenses decreased due to decreases in payroll and utilities expenses related to Centinella I. Maintenance expenses further decreased due to decreases in contract cleaning, other maintenance materials and elevator expenses. Interest expense decreased due to a decrease in the interest rates on the first mortgages for both properties. Property taxes decreased as a result of fewer properties and reduced tax bills for the 1995 year. The partnership recognized a gain of $157,357 during 1995 as a result of collections on the note related to the sale of Richmond Holiday Inn which occurred in 1992. (see Note E of the financial statements included in "Item 7").

Liquidity and Capital Resources

The Partnership held unrestricted cash of $2,589,009 at December 31,1995, compared to unrestricted cash of $1,895,396 at December 31, 1994. Cash provided by operating activities increased due primarily to collections of rents receivable partially offset by increased deposits to real estate tax escrows. Cash provided by investing activities increased due to increased collections from notes receivable in conjunction with reduced capital expenditures in 1995. Cash used in financing activities decreased as a result of cash relinquished due to the foreclosure of Kendall Mall in 1994.

Due to continuing cash flow problems at Kendall Mall, the Partnership was unable to make the regularly scheduled payments due on the second mortgage loan. The Partnership was unable to repay all amounts due on the note and the first mortgage lender declared the loan in default. In March of 1994, the second mortgage holder foreclosed upon the property.

In 1992, a contract was executed for the sale of the Chester Holiday Inn and the Richmond Holiday Inn for a combined price of $10,745,000. In conjunction with this sale, the buyer delivered to the Partnership two interest bearing promissory notes in the principal amounts of $405,000 and $697,627. The $405,000 promissory note was collected in 1993. The $697,627 promissory note was renegotiated on May 1, 1994 to require monthly payments of $7,357 with additional payments made quarterly according to cash flow. The note was reduced to $441,420 with an equivalent reduction in the deferred gain. The maturity was extended to July 1999. This note is collateralized by a second mortgage on the Richmond Holiday Inn and a personal guarantee of the buyer. (See Note E of the Consolidated Financial Statements for further discussion).

The Partnership agreed to further modify the terms of the note to assign the note to the guarantor upon the payment of $150,000 in $50,000 increments on or before May, August and November 15, 1995. This assignment effectively forgave the remaining note balance of $389,921 upon payment of $150,000. The Partnership has collected the three scheduled payments for May, August and November.

As a result of collections on the Richmond note, the Partnership recognized a gain of $157,357 for the year ended December 31, 1995. This gain had originally been deferred due to the uncertainty of collecting the note.

The immediate source of future liquidity is expected to result from cash flow of the commercial properties. Distributions to Limited Partners in the short-term are likely to be deferred until such time as the General Partner determines that available cash will not be needed to fund future costs. The mortgage indebtedness of $9,300,325 is being amortized over 30 years with balloon payments of $9,199,994 due April 1, 1996. For the debt maturing in April 1996, the sub-tier partnerships have executed a letter of intent to refinance the debt with the existing lender for 5 years. The new loans will mature 4/1/2000 with an interest rate of 4% + 11th District Code of Funds Index. The interest rates will be adjusted monthly with payments adjusting every six months. In the long term, sources of liquidity and cash distributions to the Limited Partners may include cash generated from the Partnership's properties and the sale and/or refinancing of these properties.



Item 7. Financial Statements

VMS Investors First-Staged Equity L.P. II

List of Consolidated Financial Statements



       Report of Independent Auditors

       Consolidated Balance Sheet at December 31, 1995

       Consolidated Statements of Operations for the years ended
       December 31, 1995 and 1994

       Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 1995 and 1994

       Consolidated Statements of Cash Flows for the years ended
       December 31, 1995 and 1994

       Notes to Consolidated Financial Statements


                Report of Ernst & Young LLP, Independent Auditors



The Partners
VMS Investors First-Staged Equity, L.P. II


We have audited the accompanying consolidated balance sheet of VMS Investors First-Staged Equity, L.P. II as of December 31, 1995, and the related consolidated statements of operations, changes in partners capital and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership s management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VMS Investors First-Staged Equity, L.P. II as of December 31, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.





                                            /s/ ERNST & YOUNG LLP


Greenville, South Carolina
 February 26, 1996



                    VMS INVESTORS FIRST-STAGED EQUITY L.P. II

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1995



 Assets
   Cash:
      Unrestricted                                             $ 2,589,009
      Restricted-tenant security deposits                           65,912
   Accounts receivable, net allowance for
      doubtful accounts of $92,880                                  44,686
   Escrows for taxes                                                98,856
   Other assets                                                     68,682
   Investment properties (Notes C and J):
      Leasehold interests                       $ 1,385,874
      Buildings and related personal
      property                                   11,449,683
                                                 12,835,557
      Less accumulated depreciation              (5,258,587)     7,576,970

                                                               $10,444,115

 Liabilities and Partners' Capital

 Liabilities
   Accounts payable                                            $    23,520
   Tenant security deposits                                         71,295
   Other liabilities                                                82,200
   Mortgage notes payable (Note C)                               9,300,325

 Partners' Capital
   General partners                             $     2,857
   Limited partners (25,186 units
    issued and outstanding)                         963,918        966,775

                                                               $10,444,115

           See Accompanying Notes to Consolidated Financial Statements

                    VMS INVESTORS FIRST-STAGED EQUITY L.P. II

                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Years Ended December 31,
                                                         1995            1994
 Revenues:
   Rental income                                      $2,347,860      $3,115,721
   Other income                                           71,931          53,446
      Total revenues                                   2,419,791       3,169,167

 Expenses:
   Operating                                             407,268         630,417
   General and administrative                            252,925         250,354
   Property management fees                              138,544         158,220
   Maintenance                                           204,674         306,199
   Depreciation                                          511,757         676,337
   Amortization                                           28,354          32,380
   Interest                                              711,490       1,272,392
   Property taxes                                         72,260         145,655
   Tenant reimbursements                                 (31,253)        (49,956)
      Total expenses                                   2,296,019       3,421,998

 Gain on sale of properties (Note E)                     157,357          44,142

 Income (loss) before extraordinary item                 281,129        (208,689)

 Extraordinary Item:
 Gain on debt extinguishment (Note I)                         --       7,323,849

   Net income (Note D)                                $  281,129      $7,115,160

 Net income allocated to general partners             $    2,811      $  164,123
 Net income allocated to limited partners                278,318       6,951,037

                                                      $  281,129      $7,115,160

 Net income per limited partnership unit:
   Net income (loss) before extraordinary item        $    11.05      $    (8.13)
   Extraordinary item                                         --          284.12

 Net income per limited partnership unit              $    11.05      $   275.99

           See Accompanying Notes to Consolidated Financial Statements


                    VMS INVESTORS FIRST-STAGED EQUITY L.P. II

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


                                   Limited
                                 Partnership       General       Limited
                                    Units         Partners       Partners      Total
 Partners' deficit at
      December 31, 1993             25,186        $(164,077)  $(6,265,437)  $(6,429,514)

 Net income for the year ended
      December 31, 1994                 --          164,123     6,951,037     7,115,160

 Partners' capital at
      December 31, 1994             25,186               46       685,600       685,646

 Net income for the year ended
      December 31, 1995                 --            2,811       278,318       281,129

 Partners' capital at
      December 31, 1995             25,186        $   2,857   $   963,918   $   966,775

           See Accompanying Notes to Consolidated Financial Statements

                    VMS INVESTORS FIRST-STAGED EQUITY L.P. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Years Ended December 31,
                                                                 1995          1994
 Cash flows from operating activities:
      Net income                                             $  281,129      $7,115,160
      Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation                                            511,757         676,337
        Amortization of loan fees and other costs                40,511          68,420
        Bad debt expense                                          3,097          71,135
        Extraordinary gain from the extinguishment
            of debt                                                  --      (7,323,849)
        Gain on sale of properties                             (157,357)        (44,142)
        Change in accounts:
          Restricted cash                                         1,841         (67,753)
          Accounts receivable                                   115,731        (161,803)
          Escrows for taxes                                     (73,853)        (85,129)
          Other assets                                           (1,907)        (32,587)
          Accounts payable                                       (9,712)         18,378
          Tenant security deposit liabilities                     3,542         (20,134)
          Other liabilities                                     (45,439)        354,779

             Net cash provided by operating activities          669,340         568,812

 Cash flows from investing activities:
      Property improvements and replacements                     (3,983)        (12,971)
      Proceeds received from notes receivable                   157,357          44,142

             Net cash provided by investing activities          153,374          31,171

 Cash flows from financing activities:
      Payments on mortgage notes payable                       (129,101)       (131,298)
      Cash relinquished to lenders                                   --        (388,580)

             Net cash used in financing activities             (129,101)       (519,878)

 Net increase in cash                                           693,613          80,105

 Cash at beginning of year                                    1,895,396       1,815,291

 Cash at end of year                                         $2,589,009     $ 1,895,396

 Supplemental disclosure of cash flow information:
      Cash paid for interest                                 $  714,218     $ 1,237,111

           See Accompanying Notes to Consolidated Financial Statements

                    VMS INVESTORS FIRST-STAGED EQUITY L.P. II

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

Foreclosure

In March of 1994, the Partnership lost Kendall Mall, located in Dade County, Florida, through foreclosure to the holder of the second mortgage (See Note I of the Notes to Consolidated Financial Statements). In connection with this transaction, the following accounts were adjusted by the following non-cash amounts noted:



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

Notes Receivable

During 1995, the note receivable related to the sale of Richmond Holiday Inn was modified (See Note E of the Notes to the Consolidated Financial Statements.) As a result of this transaction, the note receivable and related deferred gain were reduced by $239,921 to reflect the actual settlement amount of the note receivable.
           See Accompanying Notes to Consolidated Financial Statements



                    VMS INVESTORS FIRST-STAGED EQUITY L.P. II

                   Notes to Consolidated Financial Statements

                                December 31, 1995


Note A - Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements of VMS Investors First-Staged Equity L.P. II (the "Partnership") include the accounts of three remaining sub-tier partnerships in which the Partnership owns 99.99% interests. All significant transactions between the Partnership and its sub-tier partnerships have been eliminated in consolidation. The Partnership acquired five income producing real estate properties during 1986 through the purchase of 99.99% general partnership interests in five sub-tier partnerships that owned the properties. Two of these properties were sold, with one of the related sub-tier partnerships being liquidated prior to January 1, 1993, one of the original five sub-tier partnerships was liquidated in March of 1994 after a property was lost to foreclosure, leaving the Partnership with two operating properties. In general, profits and losses, cash flow and proceeds from sale or refinancing of the properties are shared 99.99% by the Partnership and 0.01% by other partners in the sub-tier partnerships, all of whom are affiliates of VMS Staged Equity II, Inc. (the "General Partner").

Depreciation

Depreciation is computed using the following methods and estimated useful lives:


                                   GAAP BASIS                      TAX BASIS
                                             Lives                           Lives
                            Method          (Years)          Method         (Years)
 Commercial buildings
 and improvements       Straight-line       21-28       Straight-line      19 & 31.5
                                                        (ACRS & MACRS)

 Personal Property      150% Declining      5 & 7       150% Declining       5 & 7
                            Balance                     Balance (ACRS &
                                                        MACRS)

Note A - Summary of Significant Accounting Policies (continued)

Investment Properties

Prior to 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995 the Partnership adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Deferred Loan Fees and Other Costs

Deferred loan fees are being amortized over the lives of the respective loans. Loan costs of $21,100, net of accumulated amortization of $173,285, are included in other assets. Deferred leasing commissions are amortized over the terms of the leases to which they relate. Leasing commissions of $30,057 net of accumulated amortization of $70,337 are included in other assets.

Allowance for Doubtful Accounts

During 1995 and 1994, the Partnership recorded provisions of $3,097 and $71,135, respectively, for uncollectible rents receivable at the investment properties. The allowance for uncollectible accounts is $92,880 at December 31, 1995.

Leases

The Partnership leases certain commercial space to tenants under various lease terms. For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the lease. This straight-line basis recognized $1,906 more in rental income than was collected in 1995 and prior years. The amount will be collected in future years as cash collections under the terms of the leases exceed the straight-line basis of revenue recognition. For all other leases, rents are recognized as earned over the terms of the leases.

Cash

   Unrestricted - Unrestricted cash includes cash on hand and in banks and money market funds. At certain times the amount of cash deposited at a bank may exceed the limit on insured deposits.

   Restricted cash - tenant security deposits - The Partnership requires security deposits from new tenants for the duration of the lease which are considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Note A - Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value

In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments, which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership. The carrying amounts of variable-rate mortgages approximate fair value due to frequent re-pricing.

Reclassification

Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Note B - Organization

The Partnership was organized in February 1986 and commenced operations on June 1, 1986.

Pursuant to the terms in the Agreement, net operating profits or losses and operating cash flow beginning June 1, 1986, are allocated 1% to the General Partners and 99% to the Limited Partners. The allocation of profits and losses to and among the Limited Partners is subject to certain special allocations as described in the Agreement.

The net profit of the Partnership from any sale or other disposition of a property or the properties shall be allocated (with ordinary income being allocated first) as follows: (i) first, an amount equal to the aggregate deficit balances of the Partners' capital accounts shall be allocated to each Partner that has a deficit capital account balance in the same ratio as the deficit balance of such Partners' capital account bears to the aggregate of the deficit balance of all Partners' capital accounts; (ii) second, to the Limited Partners in an amount equal to the excess of their adjusted capital contribution over the balance of their respective capital accounts after taking into account the allocation provided for in subparagraph (i) above; (iii) third, to the Limited Partners in an amount equal to any unpaid preferred cumulative return;
(iv) fourth, to the General Partner in an amount equal to the excess of its adjusted capital contribution over its capital account balance; and (v) thereafter, 85% to the Limited Partners and 15% to the General Partner.


Note B - Organization (continued)

Any loss incurred by the Partnership from any sale or other disposition of the Properties shall be allocated as follows: (i) first, an amount equal to the aggregate positive balances in the Partners' capital accounts, to each Partner in the same ratio as the positive balance in such Partner's capital account bears to the aggregate of all Partners' positive capital accounts balances; and
(ii) thereafter, 99% to the Limited Partners and 1% to the General Partner.

Note C - Mortgage Notes Payable

                  Principal     Monthly                             Principal
                  Balance At    Payment     Stated                   Balance
                   December    Including   Interest    Maturity      Due At
 Property            1995       Interest      Rate       Date       Maturity


Centinella I
 1st mortgage     $3,556,752     $33,943      (1)     04/01/96(2)   $3,520,447

Centinella II
 1st mortgage      5,743,573      56,601      (1)     04/01/96(2)    5,679,547

 Totals           $9,300,325                                        $9,199,994

(1) The interest rates adjust every six months based on the 5.144% index value of the 11th District Cost of Funds and a margin of 2.25% as provided by the loan documents. The current adjusted rate (7.39%) will remain in effect until the next interest rate adjustment date.

(2) The sub-tier partnerships have executed a letter of intent to refinance the debt with the existing lender for 5 years. The new loan will mature 4/1/2000 with an interest rate of 4% + 11th District Code of Funds Index. The interest rate will be adjusted monthly with payments adjusting every six months.

The Partnership's debt is variable-rate, accordingly, the carrying amount approximates fair value due to frequent re-pricing.

All mortgage agreements include non-recourse provisions which limit the lenders' remedies in the event of default to the specific properties and related revenues collateralizing each loan.

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

Differences between the net income as reported and Federal taxable income (loss) result primarily from (1) allowances for doubtful accounts, (2) depreciation over different methods and lives and on differing cost bases of investment properties, and (3) differences in gain on disposition of investment property.

A reconciliation of net income as reported and Federal taxable income (loss) is as follows:

                                                       1995               1994

 Net income as reported                              $281,129        $7,115,160
    Depreciation and amortization differences          23,622           (25,740)
    Allowance for doubtful accounts                     2,692           363,006
    Gain on foreclosure                              (349,144)          711,686
    Other                                             (32,930)           59,914

 Federal taxable (loss) income                       $(74,631)       $8,224,026


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:

       Net assets as reported                              $   966,775
       Land and buildings                                   (1,136,032)
       Accumulated depreciation                             (1,058,571)
       Syndication costs                                     4,150,793
       Other                                                    56,285
       Loan costs                                            1,602,206
       Accumulated Amortization                               (409,615)
         Net assets - Federal tax basis                    $ 4,171,841

Note E - Notes Receivable

In 1992, a contract was executed for the sale of the Chester Holiday Inn and the Richmond Holiday Inn for a combined price of $10,745,000. In conjunction with this sale, the buyer delivered to the Partnership two interest bearing promissory notes in the principal amounts of $405,000 and $697,627. The $405,000 promissory note was collected in 1993. The $697,627 promissory note was renegotiated on May 1, 1994, to require monthly payments of $7,357 with additional payments made quarterly according to cash flow. The note was reduced to $441,420 with an equivalent reduction in the deferred gain. The maturity was extended to July 1999. This note is collateralized by a second mortgage on the Richmond Holiday Inn and a personal guarantee of the buyer.

Note E - Notes Receivable (continued)

The Partnership agreed to further modify the terms of the note to assign the note to the guarantor upon the payment of $150,000 in $50,000 increments on or before May, August and November 15, 1995. This assignment effectively forgave the remaining note balance of $389,921 upon payment of $150,000. The Partnership has collected the three scheduled payments for May, August and November. As a result of collections on the Richmond note, the Partnership recognized a gain of $157,357 and $44,142 for the years ended December 31, 1995 and 1994, respectively.

Note F - Transactions with Affiliates and Related Parties

The Partnership has no employees and is dependent on the General Partner or its affilates for the management and administration of all partnership activities. The General Partner or its affiliates may be reimbursed for direct expenses relating to the Partnership's administration and other costs paid on behalf of the Partnership. The General Partner or its affiliates received $12,726 and $32,820 in 1995 and 1994, respectively, as reimbursement, at cost, for such advances and out-of-pocket expenses.

Pursuant to an agreement dated July 14, 1994, a transaction is pending in which the current General Partner would be replaced by MAERIL, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia"). The substitution of MAERIL, Inc. as the General Partner is expected, but there is no assurance that the transaction will be consummated.

The Partnership has engaged affiliates of Insignia to provide day-to-day management of the Partnership's properties under an agreement which provides for fees equal to 6% of revenues on each property. An affiliate of Insignia also provided partnership administration and management services for the Partnership in 1995 and 1994. Reimbursements for direct expenses relating to these services totaled approximately $136,008 and $135,317 for 1995 and 1994, respectively.
For the period from January through July 14, 1994, Insignia assigned a portion of its fees to an affiliate of the General Partner. Payments to this affiliate under this assignment were approximately $9,500 in 1994.

Note G - Operating Leases

The Partnership receives rental income from leasing of commercial space under operating leases. Minimum future rentals under operating leases with terms of one year or more for the Partnership as of December 31, 1995, are as follows:

               1996                            $  720,068
               1997                               483,802
               1998                               313,260
               1999                               244,181
               2000 and thereafter                 74,409
                                               $1,835,720

Note G - Operating Leases (continued)

Centinella I and Centinella II, as lessees, lease the land underlying the properties. Centinella I's rent is $100 per annum plus bonus rent representing a percentage of annual rental revenues in excess of a calculated base dollar amount. Centinella I's bonus rent totalled $72,215 and $78,780 for 1995 and 1994, respectively. Centinella II's rent is $100 per annum. These leases expire in the year 2052. The ground leases grant the ground lessors the option to purchase the leasehold estates in 1995 (which was not exercised), 2010 and 2030 at a price equal to the fair market value at the date of exercise, provided that the ground lessor exercises its option to purchase both lease hold estates simultaneously.

Note H - Major Tenants

Rent from tenants at Centinella I and Centinella II representing at least 10% of rental income were as follows:


                                           1995                        1994
                                    Amount       Percent       Amount        Percent
    Centinella Hospital         $  368,952       15.71%     $  313,332       10.00%
       Medical Center
    Kerlan - Jobe Orthopedics    1,300,944       55.41%      1,300,944       41.73%


Kerlan-Jobe Orthopedics' current lease expires January 15, 1996. Subsequent to December 31, 1995, they signed a letter of intent for a 30-month lease renewal.

Note I - Foreclosure of Kendall Mall

The first mortgage note on Kendall Mall matured in August 1993. The Partnership was unable to repay all amounts due on the note, and the first mortgage lender declared the loan in default. A final judgement of foreclosure was issued in February and the property was sold at public auction on March 16, 1994. The total outstanding balance on the mortgage note payables and accrued interest at the date of foreclosure was $18,830,235. The aggregate gain on foreclosure amounted to $7,323,849 which represented an extraordinary gain on extinguishment of the related debt. The extraordinary gain represents the difference between the fair value of the property surrendered and the recorded amount of the debt extinguished pursuant to the foreclosure. The extraordinary gain is $284.12 per limited partnership unit and has been allocated in accordance with the partnership agreement.

Operating revenues and expenses from Kendall Mall were approximately $668,000 and $836,000, respectively, in 1994.

Note J - Investment Properties and Accumulated Depreciation

                                                          Initial Cost
                                                        To Partnership
                                                                           Cost
                                                         Buildings      Capitalized
                                                        and Related   (Written Down)
                                           Leasehold     Personal     Subsequent to
Description              Encumbrances      Interests      Property      Acquisition
Centinella I
 Inglewood, CA            $3,556,752      $  368,690   $ 4,152,921      $156,371

Centinella II
 Inglewood, CA             5,743,573       1,017,184     6,938,321       202,070


       Totals             $9,300,325      $1,385,874   $11,091,242      $358,441


Centinella I and Centinella II, as lessees, lease the land underlying Centinella I and Centinella II. These leases expire in the year 2052.


                                           Gross Amount At Which Carried
                                                At December 31, 1995

                                        Buildings
                                       And Related
                          Leasehold      Personal                   Accumulated       Date of       Date     Depreciable
Description               Interests      Property        Total      Depreciation   Construction   Acquired    Life-Years
Centinella Valley
  Medical Building I     $   368,690   $  4,309,292  $  4,677,982    $ 2,141,642        1973       06/01/86      5-28

Centinella Valley
  Medical Building II      1,017,184      7,140,391     8,157,575      3,116,945        1979       06/01/86      5-28

        Totals            $1,385,874    $11,449,683   $12,835,557     $5,258,587

Note J - Investment Properties and Accumulated Depreciation (continued)

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                             Year Ended       Year Ended
                                             December 31,     December 31,
                                                1995             1994
 Investment Properties
 Balance at beginning of year                $ 12,831,574     $ 31,709,513
     Property improvement                           3,983           12,971
     Foreclosure of property                           --      (18,890,910)

 Balance at End of Year                      $ 12,835,557     $ 12,831,574

 Accumulated Depreciation
 Balance at beginning of year                $  4,746,830     $ 11,748,905
     Additions charged to expense                 511,757          676,337
     Foreclosure of property                           --       (7,678,412)

 Balance at end of year                      $  5,258,587     $  4,746,830

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995, is $11,699,525. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995, is $6,317,158.

Note K - Uncertainty

Certain affiliates of the Partnership, including the General Partner and certain officers and directors of such affiliates are parties to certain pending legal proceedings. The adverse outcome of any one or more legal proceedings against these affiliates which provide financial support or services to the Partnership could have a materially adverse effect on the present and future operations of the Partnership. However, the inclusion of this discussion is not intended as a representation by the Partnership that any particular proceeding is material.
In addition, the General Partner and its affiliates have incurred serious financial difficulties that may affect the ability of the General Partner to function in that capacity and may have an adverse effect on the Partnership's financial condition. The administration and management of the Partnership is dependent on the General Partner and its affiliates. The pending replacement of the General Partner as discussed in "Note F" will not necessarily have a positive impact on the financial condition of the Partnership. The ultimate effect on the Partnership of these uncertainties cannot be determined at this time.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

                                     PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

The General Partner of the Partnership at December 31, 1995, was VMS Staged Equity II, Inc., an Illinois General Partnership.

VMS Realty Partners ("VMS"), an affiliate of the General Partner, assisted the General Partner in the management and control of the Venture's affairs through November 17, 1993, and Strategic Realty Advisors, Inc. ("SRA"), also an affiliate of the General Partner, replaced VMS in assisting the General Partner effective November 18, 1993. VMS Realty Partners is an Illinois general partnership whose partners are Van Kampen/Morris/Stone, Inc. (100% owned by Robert D. Van Kampen, Peter R. Morris and Joel A. Stone), Residential Equities, Ltd. (100% owned by Mr. Morris), XCC Investment Corporation (a subsidiary of Xerox Credit Corporation) and Brewster Realty, Inc. (100% owned by Messrs. Van Kampen and Stone). A substantial number of the officers of VMS are also officers of entities affiliated with VMS. The principal executive officers of VMS are the following:


     Joel A. Stone  .............   President and Chief Executive Officer and
                                    Member of the Executive Committee

     Peter R. Morris  ...........   Member of the Executive Committee

     Robert D. Van Kampen  ......   Member of the Executive Committee

     Stuart Ross  ...............   Member of the Executive Committee


The principal executive officers of SRA are the following:

     Joel A. Stone  .............   President and Chief Executive Officer

     Richard A. Berman ...........  Senior Vice President/Secretary

     Thomas A. Gatti .............  Senior Vice President


JOEL A. STONE, age 51, is President and Chief Executive Officer of Strategic Realty Advisors, Inc., since November 1993. From the inception in 1981 of VMS Realty Partners, he held the positions of President and then Chief Executive Officer. Mr. Stone began his career as an Internal Revenue Agent and worked as a certified public accountant and an attorney specializing in taxation and real estate law. In 1972, Mr. Stone co-founded the certified public accounting firm formerly known as Moss, Stone and Gurdak. In 1979, Mr. Stone joined the Van Kampen group of companies, a privately held business engaged in investment banking and in real estate activities. He served as Senior Vice President of Van Kampen Merritt, Inc. until its sale to Xerox Corporation in 1984. An alumnus of DePaul University, Mr. Stone earned a Bachelor of Science degree in Accounting in 1966 and a Juris Doctorate in 1970. Mr. Stone is a member of the Illinois Bar and a certified public accountant.

PETER R. MORRIS, age 46, is a member of the Executive Committee of VMS, and is one of the three individuals owning the entities that own VMS. From July 1970 to June 1973, Mr. Morris was employed by Continental Wingate Company, Inc., a firm engaged in the development of inner city housing projects, in the capacities of Vice President/Finance, Director/Consulting Division and Executive Assistant to the President. He has published a book and numerous articles relating to real estate development and syndication. Mr. Morris has been involved in the real estate and finance business with Messrs. Van Kampen and Stone since 1977. He received a Bachelor of Arts degree (summa cum laude) from Princeton University in 1971 and a Juris Doctorate (cum laude) from Harvard Law School in 1975.

ROBERT D. VAN KAMPEN, age 57, is a member of the Executive Committee of VMS and is one of the three individuals owning the entities that own VMS. Mr. Van Kampen has been involved in various facets of the municipal and corporate bond business for over 20 years. In 1967, he co-founded the company now known as Van Kampen Merritt, Inc., which specializes in municipal bonds and acts as a sponsor of unit investment trusts. The firm was sold to Xerox Corporation in January 1984. Mr. Van Kampen is a general partner of Van Kampen Enterprises. Mr. Van Kampen received his Bachelor of Science degree from Wheaton College in 1960.

STUART ROSS, age 59, is a member of the Executive Committee of VMS. He is an executive vice president of Xerox Corporation and chairman and chief executive officer of Xerox Financial Services, Inc., a wholly owned subsidiary. Mr. Ross joined Xerox in 1966 and has held a series of financial management positions.
He assumed his current position in May 1990. Prior to Xerox, Mr. Ross was a financial representative for The Macmillan Publishing Company from 1963 to 1966, and a public accountant for Harris, Kerr, Forster & Company from 1958 to 1963. Mr. Ross is a director of Crum and Forster, Inc. and Ekco Group, Inc., and a trustee of the State University of New York at Purchase. He received a bachelor of science degree in accounting from New York University in 1958 and a master of business administrative degree from the City College of New York in 1966. Mr. Ross is a certified public accountant.

RICHARD A. BERMAN, age 44, is a Senior Vice President and General Counsel of Strategic Realty Advisors, Inc. From 1986 through 1993, Mr. Berman was employed by VMS Realty Partners and was First Vice President and Corporate Counsel.
Prior to joining VMS Realty Partners, Mr. Berman was a partner in the law firm of Gottlieb and Schwartz with his practice concentrated in corporate and real estate law. He received a Juris Doctorate from Northwestern University School of Law (Cum laude, 1976) and a Bachelor of Arts degree from the University of Illinois (high honors, 1973). Mr. Berman is a member of the Illinois Bar.

THOMAS A. GATTI, age 39, is a Senior Vice President - Partnership Accounting of Strategic Realty Advisors, Inc., effective November 18, 1993. Prior to this time, Mr. Gatti was First Vice President - Partnership Accounting with VMS Realty Partners, where he was employed since January, 1982. Prior to joining VMS Realty Partners, he was with Coopers & Lybrand. Mr. Gatti received a Bachelor of Science in Accounting from DePaul University in 1978. Mr. Gatti is a Certified Public Accountant.

Legal Proceedings

See "Item 3, Legal Proceedings," for a discussion of legal proceedings during the past five years which may be material to an evaluation of the ability or integrity of any of the aforementioned directors or officers and VMS Realty Partners and its affiliates.

Item 10.    Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Partnership.



Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Units of the Partnership as of December 31, 1995, and as of the date of this filing.

(b) No officers of the General Partner or its affiliates own any Limited Partnership Units in the Partnership.

      No officer of the General Partner or its affiliates possesses a right to acquire a beneficial ownership of Limited Partnership Units of the Partnership.

(c) There are no known arrangements which at a subsequent date may result in a change in control of the Partnership, except as disclosed in "Item 1" of
      Part I (see "Insignia Transactions").


Item 12.    Certain Relationships and Related Transactions

During 1993, VMS Realty Management, Inc. ("VRMI"), an affiliate of the General Partner, provided services including devising marketing strategies, preparing operating and capital budgets and other services related to the overall management and long-range planning of the properties. VRMI is reimbursed for out-of-pocket costs, salaries and administrative expenses (see Note F of the Notes to Consolidated Financial Statements).

Neither the General Partner nor its affiliates are prohibited from providing services to, and otherwise dealing or doing business with, persons who deal with the Partnership. However, no rebates or "concessions" may be received by the General Partner or any such affiliates of the General Partner, nor may the General Partner or any such affiliates participate in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of the Restated Limited Partnership Agreement.

The Partnership may borrow or enter into other transactions with an affiliate; provided, however, that such borrowings and other transactions will be conducted by the General Partner on terms which are not less favorable to the Partnership than those available from others. See Section Q of the Restated Limited Partnership Agreement on pages A-16 to A-20 of the Prospectus which is incorporated by reference.

VMS Securities, Inc. acted as the selling agent in the offering and was entitled to the same selling commissions as other dealers. See "Offering and Sale of Units" on pages 106-108 of the Prospectus which is incorporated by reference. VMS Securities, Inc. received selling commissions for acting in its capacity as selling agent. As a result of such compensation arrangement, the selling agent may be subject to a conflict of interest in performing any "due diligence" obligations which may arise out of its participation in the offering because of its relationship with the General Partner and its affiliates. However, the selling agent believes that it has properly performed and will continue to properly perform its "due diligence" activities.

Upon the sale or refinancing of a real estate investment purchased by the Partnership, provided that the Limited Partners have first recovered their adjusted capital contributions together with their preferred cumulative return, and that the General Partner or its affiliates have rendered such services, the General Partner will receive real estate brokerage commissions in an amount equal to the lesser of: (a) 3% of the sales or refinancing proceeds of the property or (b) 1/2 of the competitive real estate commission. Such real estate brokerage commissions will be paid directly by the Partnership except that the General Partner may receive such real estate brokerage commissions from the buyers of properties from the Partnership. In no event, however, will the aggregate real estate brokerage commissions paid to the General Partner from all sources in connection with the sale or refinancing of properties by the Partnership exceed 3% of the sales or refinancing proceeds of the properties sold or refinanced. In the event an unaffiliated real estate broker assists in any such sale or refinancing the total of all fees paid to all parties for such services shall not exceed 6% of the purchase price (or refinancing proceeds) of the property. Real estate brokerage commissions paid to the General Partner by buyers of properties from the Partnership are taken into account by buyers in determining the purchase price of properties so that, in effect, the Partnership, as seller, bears such commissions as a reduction in the sales prices of properties.



                                     PART IV


Item 13.    Exhibits and Reports on Form 8-K


      (a)   Exhibits:  See Exhibit Index contained herein.

      (b)   Reports on Form 8-K filed during the fourth quarter of 1995:  None.


                                    SIGNATURES


    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          INVESTORS FIRST-STAGED EQUITY L.P. II
                                          (Registrant)



                                          By:   VMS Staged Equity II, Inc.,
                                                its General Partner




Date: March 20, 1996                      By:   /s/Joel A. Stone
                                                Joel A. Stone, President




Date: March 20, 1996                      By:   /s/Thomas A. Gatti
                                                Thomas A. Gatti, Senior Vice
                                                President and Principal
                                                Accounting Officer


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.



/s/Joel A. Stone                   President
Joel A. Stone




/s/Thomas A. Gatti                 Senior Vice President and
Thomas A. Gatti                    Principal Accounting Officer






                                  EXHIBIT INDEX


Exhibit No.             Description


(3) and (21)            Pages 15 - 21, 44 - 68, 76, 86 - 90, 106 -
                        108, A9 - A13, A16 - A20 and Supplements
                        Numbers 1 and 2 of the Prospectus of the Partnership dated May 15, 1986 as supplemented by Supplement Numbers 1 through 7 dated
                        December 18, 1986, February 11, 1987, March
                        31, 1987, August 19, 1987, January 4, 1988,
                        April 18, 1988 and June 30, 1988 as filed with the Commission pursuant to Rule 424(b) and
                        (c), as well as the Restated Limited
                        Partnership Agreement set forth as Exhibit A to the Prospectus, are hereby incorporated by reference.

(10A) Stipulation Regarding Entry of Agreed Final Judgement of Foreclosure and Order Relieving Receiver of Obligation to Operate Subject Property - Kendall Mall is incorporated by reference to the Form 10-QSB dated June 30, 1994.

27                      Financial Data Schedule