Form 10QSB
period 1996-03-31
VMS INVESTORS FIRST STAGED EQUITY LP II
filed 1996-05-10
CIK 790882

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


                  For the quarterly period ended March 31, 1996

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the transition period.........to.........

                         Commission file number 0-15647


                      INVESTORS FIRST-STAGED EQUITY II L.P.
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


                    Issuer's telephone number (864) 399-8700



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

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                                   (Unaudited)

                                 March 31, 1996

Assets
   Cash:
      Unrestricted                                                   $ 2,742
      Restricted-tenant security deposits                                 66
   Accounts receivable                                                    76
   Escrows for taxes and insurance                                       127
   Other assets                                                           59
   Investment properties:
      Leasehold interests                            $ 1,386
      Buildings and improvements                      10,515
      Personal property                                  971
                                                      12,872
   Less accumulated depreciation                      (5,383)          7,489
                                                                     $10,559

Liabilities and Partners' Capital
Liabilities
   Accounts payable                                                  $    27
   Tenant security deposits                                               67
   Other liabilities                                                     117
   Mortgage notes payable                                              9,266

Partners' Capital
   General partners                                  $     4
   Limited partners (25,186 units
      issued and outstanding)                          1,078           1,082
                                                                     $10,559

           See Accompanying Notes to Consolidated Financial Statements

b)                    INVESTORS FIRST-STAGED EQUITY L.P. II

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                             1996          1995
Revenues:
   Rental income                                            $   631       $   590
   Other income                                                  23            17
      Total revenues                                            654           607

 Expenses:
   Operating                                                     99            89
   General and administrative                                    35            65
   Property management fees                                      38            33
   Maintenance                                                   43            49
   Depreciation                                                 125           128
   Interest                                                     177           211
   Property taxes                                                22            25
      Total expenses                                            539           600

 Gain on disposition of investment
   property                                                      --             7

   Net income                                               $   115       $    14

 Net income allocated to general partners                   $     1       $    --
 Net income allocated to limited partners                       114            14

                                                            $   115       $    14
                                                                115       $    14

 Net income per limited partnership unit                    $  4.53       $   .57

           See Accompanying Notes to Consolidated Financial Statements


c)                    INVESTORS FIRST-STAGED EQUITY L.P. II

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                        (in thousands, except unit data)
                                   (unaudited)

                                    Limited
                                  Partnership   General        Limited
                                     Units      Partner        Partners       Total
 Partners' capital at
   December 31, 1995                 25,186     $     3     $      964     $     967

 Net income for the three
   months ended March 31, 1996           --           1            114           115

 Partners' capital at
   March 31, 1996                    25,186     $     4     $    1,078     $   1,082

           See Accompanying Notes to Consolidated Financial Statements


d)                    INVESTORS FIRST-STAGED EQUITY L.P. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                               Three Months Ended
                                                                      March 31,
                                                                1996            1995
 Cash flows from operating activities:
    Net income                                                 $    115        $     14
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation                                                 125             128
       Amortization of loan fees and other costs                      8               4
       Gain on disposition of investment property                    --              (7)
       Change in accounts:
         Accounts receivable                                        (31)            (23)
         Escrows for taxes and insurance                            (28)            (28)
         Other assets                                                 1              --
         Accounts payable                                             3              13
         Tenant security deposit liabilities                         (4)             --
         Other liabilities                                           35              (5)

            Net cash provided by operating activities               224             106

 Cash flows from investing activities:
    Property improvements and replacements                          (36)             --
    Collections of notes receivable                                  --               7

            Net cash (used in) provided by
                investing activities                                (36)              7

 Cash flows from financing activities:
    Payments on mortgage notes payable                              (35)            (24)

            Net cash used in financing activities                   (35)            (24)

 Net increase in cash and cash equivalents                          153              89

 Cash and cash equivalents at beginning of period                 2,589           1,895

 Cash and cash equivalents at end of period                    $  2,742        $  1,984

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                     $    172        $    214

           See Accompanying Notes to Consolidated Financial Statements


e)                    INVESTORS FIRST-STAGED EQUITY L.P. II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Notes Receivable

In 1992, a contract was executed for the sale of the Chester Holiday Inn and the Richmond Holiday Inn for a combined price of $10,745,000. In conjunction with this sale, the buyer delivered to the Partnership two interest bearing promissory notes in the principal amounts of approximately $405,000 and $698,000. The $405,000 note was collected in 1993. The $698,000 promissory note was renegotiated on May 1, 1994, to require monthly payments of approximately $7,000 with additional payments made quarterly according to cash flow. The note was reduced to approximately $441,000 with an equivalent reduction in the deferred gain and the maturity was extended to July 1999. This note is collateralized by a second mortgage on the Richmond Holiday Inn and a personal guarantee of the buyer.

The Partnership agreed to further modify the terms of the note to assign the note to the guarantor upon the payment of $150,000 in $50,000 increments on or before May, August and November 15, 1995. This assignment effectively forgave the remaining note balance of approximately $390,000 upon payment of $150,000. The Partnership collected the three scheduled payments for May, August and November in 1995.

As a result of collections on the Richmond note, the Partnership recognized a gain of $7,000 for the three month period ended March 31, 1995. This gain had originally been deferred due to the uncertainty of collecting the note.

Note C - Transactions with Affiliates and Related Parties

The Partnership has no employees and is dependent on the General Partner or its affiliates for the management and administration of all partnership activities. The General Partner or its affiliates may be reimbursed for direct expenses relating to the Partnership's administration and other costs paid on behalf of the Partnership. The General Partner or its affiliates received approximately $2,000 and $3,000 in the first three months of 1996 and 1995, respectively, as reimbursement for such out-of-pocket expenses.

Pursuant to an agreement dated July 14, 1994, a transaction is pending in which the current General Partner would be replaced by MAERIL, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia"). The substitution of MAERIL, Inc. as the General Partner is expected, but there is no assurance that the transaction will be consummated.

The Partnership has engaged affiliates of Insignia to provide day-to-day management of the Partnership's properties under an agreement which provides for fees equal to 6% of revenues on each property. An affiliate of Insignia has provided partnership administration and management services for the Partnership since March 1, 1994. Reimbursements for direct expenses relating to these services totalled approximately $19,000 and $36,000 for the quarters ending March 31, 1996 and 1995, respectively.

Note D - Legal Proceedings

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two commercial buildings. The following table sets forth the average occupancy of the properties for the quarters ended March 31, 1996 and 1995:

                                            Average Occupancy
                                            1996          1995

   Centinella I                              73%           73%

   Centinella II                             96%          100%

The General Partner attributes the decrease in occupancy at Centinella II to a tenant vacating the property on January 15, 1996. This tenant occupied 2,710 square feet of space. There are prospective tenants being shown the space and the Partnership expects to obtain a new tenant during the second quarter.

The Partnership realized net income of $115,000 for the quarter ended March 31, 1996, compared to net income of $14,000 for the corresponding period of 1995. General and administrative expenses decreased for the quarter ended March 31, 1996, compared to the quarter ended March 31, 1995, due to decreased expense reimbursements resulting from lower administration costs. Additionally, interest expense decreased for the quarter ended March 31, 1996, as a result of decreases in the interest rates related to the property mortgages. Interest rates for the first quarter 1996 were approximately 7.4% compared to approximately 10% for the first quarter of 1995.

The gain on disposition of investment property for the three month period ending March 31, 1995, relates to the promissory note collections associated with the sale of Richmond Holiday Inn (see "Note B" of the Notes to Consolidated Financial Statements).

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

Liquidity and Capital Resources

The Partnership held unrestricted cash of $2,742,000 at March 31, 1996, compared to unrestricted cash of $1,984,000 at March 31, 1995. Cash provided by operating activities increased primarily due to increased rental revenues and lower operating costs including lower interest payments. Cash used in investing activities increased due to increased capital expenditures during the first quarter of 1996. Cash used in financing activities increased due to increased principal payments.


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

The Partnership agreed to further modify the terms of the note to assign the note to the guarantor upon the payment of $150,000 in $50,000 increments on or before May, August and November 15, 1995. This assignment effectively forgave the remaining note balance of approximately $390,000 upon payment of $150,000. As a result of collections on the Richmond note, the Partnership recognized a gain of $7,000 for the three months ended March 31, 1995. This gain had originally been deferred due to the uncertainty of collecting the note.

As of December 31, 1995, the partnership had collected all scheduled payments related to the note.

The immediate source of future liquidity is expected to result from cash flow of the commercial properties. Distributions to Limited Partners in the short-term are likely to be deferred until such time as the General Partner determines that available cash will not be needed to fund future costs. The mortgage indebtedness of approximately $9,266,000 has balloon payments totalling $9,200,000 due April 1, 1996. The subtier partnerships owning the respective properties have executed letters of intent to refinance the debt with the existing lender for 5 years. The proposed loans will mature April 1, 2000, with an interest rate equal to the 11th District Code of Funds Index plus 4%. The interest rates will be adjusted monthly with payments adjusting every six months. In the long term, sources of liquidity and cash distributions to the Limited Partners may include cash generated from the Partnership's properties and the sale or refinancing of these properties.


Developments - VMS Realty Partners and Affiliates

There have been no material developments or changes from the Recent Developments
- - VMS Realty Partners and Affiliates disclosed in Part I, Item 1 of the Partnership's report on Form 10-KSB for the year ended December 31, 1995.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

There have been no new material developments or changes from Part I, Item 3 of the Partnership's report on the Form 10-KSB for the year ended December 31, 1995.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Partnership did not submit any matter to a vote of its holders of Limited Partnership Interests during the first quarter of 1996.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

   a)    Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b)    Reports on Form 8-K:

         None filed during the quarter ended March 31, 1996.

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




                           INVESTORS FIRST-STAGED EQUITY L.P. II
                                 (Registrant)



                           By:   VMS Realty Investment II,
                                 General Partner


Date: May 10, 1996
                           By:    /s/Joel A. Stone
                                  Joel A. Stone
                                  President



Date: May 10, 1996         By:   /s/ Thomas A. Gatti
                                 Thomas A. Gatti, Senior Vice-President
                                 and Principal Accounting Officer