Form 10QSB
period 1996-06-30
VMS INVESTORS FIRST STAGED EQUITY LP II
filed 1996-08-13
CIK 790882

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


                  For the quarterly period ended June 30, 1996

                                       or

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

                                   (Unaudited)

                                  June 30, 1996

Assets
   Cash:
      Unrestricted                                                   $ 2,838
      Restricted-tenant security deposits                                 66
   Accounts receivable                                                    75
   Escrows for taxes and insurance                                       176
   Other assets                                                           52
   Investment properties:
      Leasehold interests                            $ 1,386
      Buildings and improvements                      10,529
      Personal property                                  970
                                                      12,885
         Less accumulated depreciation                (5,510)          7,375
                                                                     $10,582

Liabilities and Partners' Capital
Liabilities
   Accounts payable                                                  $    26
   Tenant security deposits                                               67
   Other liabilities                                                     145
   Mortgage notes payable                                              9,237
        Partners' Capital
   General partners                                  $     4
   Limited partners (25,186 units
      issued and outstanding)                          1,103           1,107
                                                                     $10,582


           See Accompanying Notes to Consolidated Financial Statements

b)                    INVESTORS FIRST-STAGED EQUITY L.P. II

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                   (Unaudited)

                                       Three Months Ended           Six Months Ended
                                             June 30,                   June 30,
                                       1996          1995          1996         1995
 Revenues:
   Rental income                      $ 606         $ 592        $1,237       $ 1,183
   Other income                          29            21            52            39
      Total revenues                    635           613         1,289         1,222

 Expenses:
   Operating                            139           168           276           290
   General and
    administrative                       49            58            84           124
   Maintenance                           59            46           102            95
   Depreciation                         127           128           252           256
   Interest                             213           155           390           366
   Property taxes                        23            16            45            42
      Total expenses                    610           571         1,149         1,173

 Gain on disposition of
   investment property (Note B)          --            50            --            57

   Net income                         $  25         $  92        $  140       $   106

 Net income allocated to
   general partners                   $  --         $   1        $    1       $     1

 Net income allocated to
   limited partners                      25            91           139           105
                                      $  25         $  92        $  140       $   106

 Net income per limited
   partnership unit                   $ .99         $3.60        $ 5.52       $  4.17


           See Accompanying Notes to Consolidated Financial Statements

c)                    INVESTORS FIRST-STAGED EQUITY L.P. II

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                        (in thousands, except unit data)
                                   (unaudited)

                                    Limited
                                  Partnership   General        Limited
                                     Units      Partner        Partners       Total
 Partners' capital at
   December 31, 1995                 25,186     $     3       $    964      $    967

 Net income for the six months
   ended June 30, 1996                   --           1            139           140

 Partners' capital at
   June 30, 1996                     25,186     $     4       $  1,103      $  1,107

           See Accompanying Notes to Consolidated Financial Statements


d)                    INVESTORS FIRST-STAGED EQUITY L.P. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                                 1996            1995
 Cash flows from operating activities:
    Net income                                                 $    140        $    106
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation                                                 252             256
       Amortization of loan fees and other costs                     16              24
       Bad debt expense                                              10              --
       Gain on sale of properties                                    --             (57)
       Change in accounts:
         Accounts receivable                                        (40)            (40)
         Escrows for taxes and insurance                            (77)            (17)
         Other assets                                                --              (6)
         Accounts payable                                             2               2
         Tenant security deposit liabilities                         (4)             --
         Other liabilities                                           63             (21)

            Net cash provided by operating activities               362             247

 Cash flows from investing activities:
    Property improvements and replacements                          (50)             --
    Collections of notes receivable                                  --              57

            Net cash (used in) provided by
                investing activities                                (50)             57

 Cash flows from financing activities:
    Payments on mortgage notes payable                         $    (63)            (59)

            Net cash used in financing activities                   (63)            (59)

 Net increase in cash                                               249             245

 Cash at beginning of period                                      2,589           1,895

 Cash at end of period                                         $  2,838        $  2,140

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                     $    367        $    378

            See Accompanying Notes to Consolidated Financial Statements


e)                     INVESTORS FIRST-STAGED EQUITY L.P. II

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Notes Receivable

In 1992, a contract was executed for the sale of the Chester Holiday Inn and the Richmond Holiday Inn for a combined price of $10,745,000. In conjunction with this sale, the buyer delivered to the Partnership two interest bearing promissory notes in the principal amounts of $405,000 and $698,000. The $405,000 note was collected in 1993. The $698,000 promissory note was renegotiated on May 1, 1994, to require monthly payments of approximately $7,000 with additional payments made quarterly according to cash flow. The note was reduced to $441,000 with an equivalent reduction in the deferred gain and the maturity was extended to July 1999.

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

As a result of collections on the Richmond note, the Partnership recognized a gain of $57,000 during the six months ending June 30, 1995. This gain had originally been deferred due to the uncertainty of collecting the note.

Note C - Transactions with Affiliates and Related Parties

The Partnership has no employees and is dependent on the General Partner or its affiliates for the management and administration of all partnership activities. The General Partner or its affiliates may be reimbursed for direct expenses relating to the Partnership's administration and other costs paid on behalf of the Partnership.

Affiliates of VMS Staged Equity II, Inc., the former General Partner, received approximately $10,000 and $6,000 in the first six months of 1996 and 1995, respectively, as reimbursement for such out-of-pocket expenses.

Pursuant to an agreement dated July 14, 1994, a transaction was contemplated in which VMS Staged Equity II, Inc. would be replaced as General Partner by MAERIL, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia"). The substitution of MAERIL, Inc. as the General Partner was finalized during the second quarter.

The Partnership has engaged affiliates of Insignia to provide day-to-day management of the Partnership's properties under an agreement which provides for fees equal to 6% of revenues on each property. An affiliate of Insignia has provided partnership administration and management services for the Partnership since March 1, 1994. Reimbursements for direct expenses relating to these services totalled approximately $37,000 and $82,000 for the periods ending June 30, 1996 and 1995, respectively.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two commercial buildings. The following table sets forth the average occupancy of the properties for the periods ending June 30, 1996 and 1995:

                                          Average Occupancy
                                      1996                1995

   Centinella I                        76%                 73%

   Centinella II                       96%                100%

The General Partner attributes the increase in occupancy at Centinella I to a lease renewal at the end of the prior year which increased the space occupied by 956 square feet. The decrease in occupancy at Centinella II is due to a tenant vacating the property on January 15, 1996. This tenant occupied 2,710 square feet of space. There are prospective tenants being shown the space and the Partnership expects to attract a new tenant during the third quarter.

The Partnership realized net income of $140,000 for the six months ended June 30, 1996, compared to net income of $106,000 for the corresponding period of 1995. The partnership realized net income of $25,000 for the three months ended June 30, 1996, compared to net income of $92,000 for the corresponding period of 1995. Other income increased for the three and six month periods ended June 30, 1996, compared to the corresponding periods of 1995, due to higher interest income resulting from increases in interest rates combined with higher cash balances. General and administrative expenses decreased for the three and six months ended June 30, 1996, compared to the corresponding periods of 1995, due to decreased expense reimbursements resulting from lower administration costs. Interest expense increased for the three month period ending June 30, 1996, compared to the corresponding period of 1995, as a result of increases in the interest rates related to the property mortgages from approximately 6.99% effective April 1, 1995, to 8.98% effective May 1, 1996. Operating expenses decreased for the three months ended June 30, 1996, compared to the corresponding period of 1995, as a result of decreased utility costs and insurance expenses at Centinella II.

The gain on disposition of investment property for the six months ended June 30, 1995, relates to the promissory note collections associated with the sale of Richmond Holiday Inn (see "Note B" of the Notes to Consolidated Financial Statements).

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

Pursuant to an agreement dated July 14, 1994, a transaction was contemplated in which VMS Staged Equity II, Inc. would be replaced as General Partner by MAERIL, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia"). The substitution of MAERIL, Inc. as the General Partner was finalized during the second quarter.

Liquidity and Capital Resources

The Partnership held unrestricted cash of $2,838,000 at June 30, 1996, compared to unrestricted cash of $2,140,000 at June 30, 1995. Cash provided by operating activities increased primarily due to increases in rental and other revenues combined with reductions in general and administrative expenses. Cash used in investing activities increased due to increased capital expenditures related to tenant improvements at both properties during 1996.

In 1992, a contract was executed for the sale of the Chester Holiday Inn and the Richmond Holiday Inn for a combined price of $10,745,000. In conjunction with this sale, the buyer delivered to the Partnership two interest bearing promissory notes in the principal amounts of $405,000 and $698,000. The $405,000 promissory note was collected in 1993. The $698,000 promissory note was renegotiated on May 1, 1994, to require monthly payments of approximately $7,000 with additional payments made quarterly according to cash flow. The note was reduced to $441,000 with an equivalent reduction in the deferred gain. The maturity was extended to July 1999.

The Partnership agreed to further modify the terms of the note to assign the note to the guarantor upon the payment of $150,000 in $50,000 increments on or before May, August and November 15, 1995. This assignment effectively forgave the remaining note balance of approximately $390,000 upon payment of $150,000. As a result of collections on the Richmond note, the Partnership recognized a gain of $57,000 during the six months ended June 30, 1995. This gain had originally been deferred due to the uncertainty of collecting the note.

As of December 31, 1995, the partnership had collected all scheduled payments related to the note.

The immediate source of future liquidity is expected to result from cash flow of the commercial properties. Distributions to Limited Partners in the short-term are likely to be deferred until such time as the General Partner determines that available cash will not be needed to fund future operating costs. The mortgage indebtedness of $9,237,000 matured April 1, 1996. The subtier partnerships owning the respective properties have executed letters of intent to refinance the debt with the existing lender for 5 years. The proposed loans will mature April 1, 2000, with an interest rate equal to the 11th District Code of Funds Index plus 4%. The interest rates will be adjusted monthly with payments adjusting every six months. In the long term, sources of liquidity and cash distributions to the Limited Partners may include cash generated from the Partnership's properties and the sale or refinancing of these properties.



                           PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION
         Pursuant to an agreement dated July 14, 1994, a transaction was contemplated in which VMS Staged Equity II, Inc. would be replaced as
the General Partner  by  MAERIL,   Inc.,  an  affiliate  of  Insignia
Financial   Group,  Inc. ("Insignia").  The  details of the transaction are documented in the Schedule 14C, Definitive Information Statement for VMS Investors First-Staged Equity L.P. II, filed March 29, 1996, incorporated by referenced hereto and attached as an exhibit to this Form 10-QSB. The substitution of MAERIL, Inc. as the General Partner was completed during the second quarter.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

   a)    Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         Exhibit 99, Schedule 14C, Definitive Information Statement, is filed as an exhibit to this report.

   b)    Reports on Form 8-K:

         None filed during the quarter ended June 30, 1996.



                                   SIGNATURES



   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                           INVESTORS FIRST-STAGED EQUITY L.P. II
                           (Registrant)



                           By: MAERIL, Inc.
                               General Partner



Date:  August 13, 1996           By: /s/Carroll D. Vinson
                                     Carroll D. Vinson
                                     President



Date: August 13, 1996            By: /s/Robert D. Long, Jr.
                                     Robert D. Long, Jr.
                                     Vice President/CAO