Form 10QSB
period 1996-09-30
VMS INVESTORS FIRST STAGED EQUITY LP II
filed 1996-11-08
CIK 790882

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


              For the quarterly period ended September 30, 1996

                                      or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the transition period.........to.........

                        Commission file number 0-15647


                    INVESTORS FIRST-STAGED EQUITY II L.P.
      (Exact name of small business issuer as specified in its charter)


         Delaware                                             36-3375342
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

One Insignia Financial Plaza, P.O Box 1089
       Greenville, South Carolina                               29602
(Address of principal executive offices)                      (Zip Code)


                   Issuer's telephone number (864) 239-1000



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

                              September 30, 1996

Assets
  Cash:
     Unrestricted                                               $ 2,848
     Restricted-tenant security deposits                             65
  Accounts receivable                                                89
  Escrows for taxes and insurance                                   202
  Other assets                                                       42
  Investment properties:
     Leasehold interests                         1,386
     Buildings and improvements                 10,529
     Personal property                             970
                                                12,885
     Less accumulated depreciation              (5,636)           7,249

                                                                $10,495

Liabilities and Partners' Capital
Liabilities
  Accounts payable                                                   26
  Tenant security deposits                                           65
  Other liabilities                                                  59
  Mortgage notes payable                                          9,203

Partners' Capital
  General partner                              $     5
  Limited partners (25,186 units
   issued and outstanding)                       1,137            1,142

                                                                $10,495

     See Accompanying Notes to Consolidated Financial Statements


b)                    INVESTORS FIRST-STAGED EQUITY L.P. II

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except unit data)
                                   (Unaudited)


                                    Three Months Ended         Nine Months Ended
                                       September 30,               September 30,
                                    1996         1995         1996         1995

Revenues:
 Rental income                    $  619       $  616       $1,856       $1,799
 Other income                         38           16           90           55
    Total revenues                   657          632        1,946        1,854

Expenses:
 Operating                           160          128          436          401
 General and administrative           31           42          115          182
 Maintenance                          60           48          162          143
 Depreciation                        126          128          378          384
 Interest                            212          170          602          537
 Property taxes                       25           25           70           67
    Total expenses                   614          541        1,763        1,714

Gain on disposition of
 investment property
 (Note B)                             --           50           --          107

 Net income                       $   43       $  141       $  183       $  247

Net income allocated
    general partner               $   --       $    2       $    2       $    3

Net income allocated
     limited partners                 43          139          181          244

                                  $   43       $  141       $  183       $  247

Net income per
 limited partnership unit         $ 1.71       $ 5.52       $ 7.19       $ 9.70

             See Accompanying Notes to Consolidated Financial Statements


c)                      INVESTORS FIRST-STAGED EQUITY L.P. II

                CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                           (in thousands, except unit data)
                                     (unaudited)

                                   Limited
                                 Partnership   General       Limited
                                    Units      Partner       Partners      Total
Partners' capital at
 December 31, 1995                  25,186     $     3       $    964    $    967

Liquidating distributions to
 partners (Note D)                                  --             (8)         (8)

Net income for the nine months
 September 30, 1996                     --           2            181         183

Partners' capital at
 September 30, 1996                 25,186     $     5       $  1,137    $  1,142

            See Accompanying Notes to Consolidated Financial Statements



d)                      INVESTORS FIRST-STAGED EQUITY L.P. II

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                     (Unaudited)

                                                                  Nine Months Ended
                                                                   September 30,
                                                                   1996       1995
Cash flows from operating activities:
  Net income                                                     $  183     $  247
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                                    378        384
    Amortization of loan fees and other costs                        23         36
    Bad debt expense                                                 10         --
    Gain on disposition of investment property                       --       (107)
    Change in accounts:
      Restricted cash                                                 1          3
      Accounts receivable                                           (54)        56
      Escrows for taxes                                            (103)       (45)
      Other assets                                                    3        (11)
      Accounts payable                                                3         (1)
      Tenant security deposit liabilities                            (7)        (3)
      Other liabilities                                             (23)         3

         Net cash provided by operating activities                  414        562

Cash flows from investing activities:
  Property improvements and replacements                            (50)        --
  Collections of notes receivable                                    --        107

         Net cash (used in) provided by investing
            activities                                              (50)       107

Cash flows from financing activities:
  Payments on mortgage notes payable                                (97)       (95)
  Liquidating distributions to partners                              (8)        --

         Net cash used in financing activities                     (105)       (95)

Net increase in cash                                                259        574

Cash at beginning of period                                       2,589      1,895

Cash at end of period                                            $2,848     $2,469

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  643     $  544

             See Accompanying Notes to Consolidated Financial Statements

  e)                      INVESTORS FIRST-STAGED EQUITY L.P. II

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. ("General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

NOTE B - NOTES RECEIVABLE

In 1992, a contract was executed for the sale of the Chester Holiday Inn and the Richmond Holiday Inn for a combined price of $10,745,000. In conjunction with this sale, the buyer delivered to the Partnership two interest bearing promissory notes in the principal amounts of $405,000 and $698,000. The $405,000 note was collected in 1993. The $698,000 promissory note was renegotiated on May 1, 1994, to require monthly payments of approximately $7,000 with additional payments made quarterly based on available cash flow. The note was reduced to $441,000, with an equivalent reduction in the deferred gain, and the maturity was extended to July 1999.

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

As a result of collections on the Richmond note, the Partnership recognized a gain of $107,000 during the nine months ending September 30, 1995. This gain had originally been deferred due to the uncertain collectability of the note.


NOTE C - TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

The Partnership has no employees and is dependent on the General Partner or its affiliates for the management and administration of all partnership activities. The General Partner or its affiliates may be reimbursed for direct expenses relating to the Partnership's administration and other costs paid on behalf of the Partnership.

Affiliates of VMS Staged Equity II, Inc., the former General Partner, received approximately $10,000 and $9,600 during the first nine months of 1996 and 1995, respectively, as reimbursement for such out-of-pocket expenses.

Pursuant to an agreement dated July 14, 1994, a transaction was contemplated in which VMS Staged Equity II, Inc. would be replaced as General Partner by MAERIL, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia").
The substitution of MAERIL, Inc. as the General Partner was finalized during the second quarter of 1996.

The Partnership has engaged affiliates of Insignia to provide day-to-day management of the Partnership's properties under an agreement which provides for fees equal to 6% of revenues on each property. An affiliate of Insignia has provided partnership administration and management services for the Partnership since March 1, 1994. Reimbursements for direct expenses relating to these services totalled approximately $56,000 and $102,000 for the periods ending September 30, 1996 and 1995, respectively.

NOTE D - REFINANCING

The mortgage indebtedness of $9,203,000 matured April 1, 1996. The subtier partnerships owning the respective properties have executed letters of intent to refinance the debt with the existing lender for 5 years. The proposed loans will mature April 1, 2000, with an interest rate equal to the 11th District Cost of Funds Index plus 4%. The interest rates will be adjusted monthly with payment amounts adjusting every six months.

To facilitate the refinancing of the mortgage indebtedness owed by the subtier partnerships, the limited partnership agreements of the respective subtier partnerships were amended, effective July 11, 1996, as follows:

1. The general partnership interest owned by VMS Investors First-Staged Equity, L.P. II, ("VMS IFSE II"), in the Partnership was converted to a limited partnership interest in the Partnership, such that VMS IFSE II is the sole limited partner owning a 99.0% limited partnership interest in the Partnership.

2. The limited partnership interest owned by MAERIL, Inc. ("MAERIL") in the Partnership was converted to a general partnership interest in the Partnership and was assigned by MAERIL to Centinella GP Limited Partnership ("Centinella GP") which was admitted to the Partnership as the new general partner. Centinella GP now owns a 1.0% general partnership interest in the Partnership.

3. Banyon Short Term Income Trust, ("Special Limited Partner") withdrew from the Partnership as of July 11, 1996. The interest of the Special Limited Partner in certain distributions of Capital Items was allocated among the remaining Partners, pro rata, in accordance with their partnership interest, from and after July 11, 1996.

4. Except as specifically amended and modified, the Partnership Agreement continues unchanged and in full force and effect.

As consideration for withdrawing from the subtier partnerships, a liquidating distribution in the amount of approximately $8,000 was paid to the Special Limited Partner.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two commercial buildings. The following table sets forth the average occupancy of the properties for the periods ending September 30, 1996 and 1995:

                                         Average Occupancy
                                      1996                1995

   Centinella I                        76%                 73%

   Centinella II                       95%                100%

The General Partner attributes the increase in occupancy at Centinella I to a lease renewal at the end of 1995 which increased the space occupied by 956 square feet. The decrease in occupancy at Centinella II is due to a tenant vacating the property on January 15, 1996. This tenant occupied 2,710 square feet of space. Additionally, a tenant occupying approximately 1,400 square feet vacated the property during the third quarter of 1996. There are prospective tenants being shown the spaces and the Partnership expects to attract new tenants during the fourth quarter.

The Partnership realized net income of $183,000 for the nine months ended September 30, 1996, compared to net income of $247,000 for the corresponding period of 1995. The Partnership realized net income of $43,000 for the three months ended September 30, 1996, compared to net income of $141,000 for the corresponding period of 1995. Net income for the three and nine months ended September 30, 1996, decreased primarily due to increases in operating, maintenance and interest expenses, partially offset by an increase in rental and other income and a decrease in general and administrative expenses.

Other income increased for the three and nine month periods ended September 30, 1996, compared to the corresponding periods of 1995, due to higher interest income resulting from increases in interest rates combined with higher cash balances. General and administrative expenses decreased for the three and nine months ended September 30, 1996, compared to the corresponding periods of 1995, due to decreased expense reimbursements. Interest expense increased for the three month period ending September 30, 1996, compared to the corresponding period of 1995, as a result of increases in the mortgage interest rates from approximately 6.99% effective April 1, 1995, to 8.98% effective May 1, 1996. Maintenance expenses increased for the three and nine months ended September 30, 1996, compared to the corresponding period of 1995, as a result of increased contract trash removal and HVAC repairs at Centinella I.

The gain on disposition of investment property for the nine months ended September 30, 1995, relates to the promissory note collections associated with the sale of Richmond Holiday Inn (see "Note B" of the Notes to Consolidated Financial Statements).

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

Pursuant to an agreement dated July 14, 1994, a transaction was contemplated in which VMS Staged Equity II, Inc. would be replaced as General Partner by MAERIL, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia"). The substitution of MAERIL, Inc. as the General Partner was finalized during the second quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership held unrestricted cash of $2,848,000 at September 30, 1996, compared to unrestricted cash of $2,469,000 at September 30, 1995. Cash provided by operating activities decreased primarily due to increased fundings for tax escrows and increases in operating, maintenance and interest expenses. Cash used in investing activities increased due to increased capital expenditures related to tenant improvements at both properties during 1996.

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

The Partnership agreed to further modify the terms of the note to assign the note to the guarantor upon the payment of $150,000 in $50,000 increments on or before May, August and November 15, 1995. This assignment effectively forgave the remaining note balance of approximately $390,000 upon payment of $150,000. As a result of collections on the Richmond note, the Partnership recognized a gain of $107,000 during the nine months ended September 30, 1995. This gain had originally been deferred due to the uncertain collectability of the note.

As of December 31, 1995, the Partnership had collected all scheduled payments related to the note.

The immediate source of future liquidity is expected to result from cash flow of the commercial properties. The mortgage indebtedness of $9,203,000 matured April 1, 1996. The sub-tier partnerships owning the respective properties have executed letters of intent to refinance the debt with the existing lender for 5 years. The proposed loans will mature April 1, 2000, with an interest rate equal to the 11th District Cost of Funds Index plus 4%. The interest rates will be adjusted monthly with payments adjusting every six months. In the long term, sources of liquidity and cash distributions to the partners may include cash generated from the Partnership's properties and the sale or refinancing of these properties.

To facilitate the refinancing of the mortgage indebtedness owed by the subtier partnerships, the limited partnership agreements of the respective subtier partnerships were amended, effective July 11, 1996, as follows:

1. The general partnership interest owned by VMS Investors First-Staged Equity, L.P. II, ("VMS IFSE II"), in the Partnership was converted to a limited partnership interest in the Partnership, such that VMS IFSE II is the sole limited partner owning a 99.0% limited partnership interest in the Partnership.

2. The limited partnership interest owned by MAERIL, Inc. ("MAERIL") in the Partnership was converted to a general partnership interest in the Partnership and was assigned by MAERIL to Centinella GP which was admitted to the Partnership as the new general partner. Centinella GP now owns a 1.0% general partnership interest in the Partnership.

3. Banyon Short Term Income Trust, ("Special Limited Partner") withdrew from the Partnership as of July 11, 1996. The interest of the Special Limited Partner in certain distributions of Capital Items was allocated among the remaining Partners, pro rata, in accordance with their partnership interest, from and after July 11, 1996.

4.  Except as specifically amended and modified, the Partnership
Agreement continues unchanged and in full force and effect.

As consideration for withdrawing from the subtier partnerships, a liquidating distribution in the amount of approximately $8,000 was paid to the Special Limited Partner.


                             PART II - OTHER INFORMATION


ITEM 5. OTHER INFORMATION

       Pursuant to an agreement dated July 14, 1994, a transaction was contemplated in which VMS Staged Equity II, Inc. would be replaced as the General Partner by MAERIL, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia"). The details of the transaction are documented in the Schedule 14C, Definitive Information Statement for VMS Investors First-Staged Equity L.P. II, filed March 29, 1996, incorporated by reference hereto and attached as an exhibit to this Form 10-QSB. The substitution of MAERIL, Inc. as the General Partner was completed during the second quarter of 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a)    Exhibits:

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        Exhibit 99, Schedule 14C, Definitive Information Statement, is filed as an exhibit to this report.

  b)    Reports on Form 8-K:

        None filed during the quarter ended September 30, 1996.


                                      SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      INVESTORS FIRST-STAGED EQUITY L.P. II
                      (Registrant)

                      By: MAERIL, Inc.
                          General Partner


Date: November 8, 1996     By: /s/Carroll D. Vinson
                              Carroll D. Vinson
                              President



Date: November 8, 1996     By: /s/Robert D. Long, Jr.
                              Robert D. Long, Jr.
                              Vice President/CAO