Form 10KSB
period 1996-12-31
VMS INVESTORS FIRST STAGED EQUITY LP II
filed 1997-03-28
CIK 790882

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                          Under Section 13 or 15(d)

                                 FORM 10-KSB

[X]  Annual Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934 [No Fee Required]

                 For the fiscal year ended December 31, 1996
                                      or
[ ]  Transition Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934 [No Fee Required]

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

One Insignia Financial Plaza, P.O. Box 1089
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $2,547,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1996: Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.

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

On June 1, 1986, the Partnership acquired interests in two medical office buildings and two shopping centers. On October 1, 1986, the Partnership acquired an interest in two hotel properties. Since the foreclosure of Kendall Mall on March 16, 1994, the Partnership's only properties are the two medical office buildings described in "Item 2" (see "Note I" to the Consolidated Financial Statements in "Item 7").

The Partnership acquired interests in the properties by purchasing a 99.99% interest in sub-tier partnerships which directly owned fee title to the individual properties. Proceeds of the offering were used for the payment of the costs associated with the offering and the costs of acquiring the interests in the properties, including acquisition fees payable to the General Partner and the assumption of liabilities of the acquired sub-tier partnerships. Such liabilities included advances and accrued interest thereon made by affiliates of the General Partner to the sub-tier partnerships and expenses reimbursable to and brokerage fees paid to non-affiliated entities by affiliates in connection with the acquisition of properties by the sub-tier partnerships. Additional information regarding the properties is in the Prospectus dated May 15, 1986, and "Supplement Number 1" dated December 18, 1986, and "Supplement Number 2" dated February 11, 1987, which are incorporated by reference, and in "Item 2" herein.

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

Pursuant to an agreement dated July 14, 1994, a transaction was contemplated in which VMS Staged Equity II, Inc. would be replaced as General Partner by MAERIL, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia"). The substitution of MAERIL, Inc. (the "General Partner") as general partner was finalized during the second quarter of 1996.


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

(1)Centinella I and Centinella II, as lessees, lease the land underlying the properties. These leases expire in the year 2052. The ground leases grant the ground lessors the option to purchase the leasehold estates in 1995 (which was not exercised), 2010 and 2030 at a price equal to the fair market value at the date of exercise, provided that the ground lessor exercises its option to purchase both leasehold estates simultaneously.

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                       Gross
                      Carrying       Accumulated                            Federal
Property               Value         Depreciation       Rate     Method    Tax Basis
Centinella I          $ 4,707          $ 2,355        5-7  yrs   150% DB   $ 1,919
                                                     21-28 yrs     S/L

Centinella II         $ 8,178          $ 3,407        5-7  yrs   150% DB     3,062
                                                     21-28 yrs     S/L
                      $12,885          $ 5,762                             $ 4,981

See "Note A" of the Consolidated Financial Statements included in "Item 7" for a description of the partnership's depreciation policy. The principal businesses occupying space at Centinella I and Centinella II include doctors' offices and other medical facilities.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)

                      Principal                                       Principal
                      Balance At                                       Balance
                     December 31,  Interest    Period     Maturity      Due At
Property                 1996        Rate     Amortized     Date       Maturity

 Centinella I
    1st mortgage       $ 3,512       (1)       25 yrs    04/01/01       $3,300

 Centinella II
    1st mortgage         5,673       (1)       25 yrs    04/01/01        5,329

      Total            $ 9,185                                          $8,629


1) The interest rates adjust monthly with payments adjusting every six months based on the 11th District Cost of Funds Index plus 4% as provided by the loan documents. The current adjusted rate (8.98%) will remain in effect until the next adjustment date.

The mortgage indebtedness of $9,203,000 originally matured April 1, 1996. The subtier partnerships owning the respective properties refinanced the debt with the existing lender for 5 years. The debt is non-recourse, however the properties are cross-collateralized. (Refer to "Note C" of the Consolidated Financial Statements in "Item 7" for a further discussion).


SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                                   Average Annual                   Average
                                    Rental Rates                   Occupancy
Property                        1996            1995           1996          1995
Centinella I                $26.18/sq.ft.  $24.15/sq.ft.       79%            76%

Centinella II               27.35/sq.ft.    26.57/sq.ft.       95%           100%

The decrease in occupancy at Centinella II is due to a tenant vacating the property on January 15, 1996. This tenant occupied 2,710 square feet of space. Additionally, a tenant occupying approximately 1,400 square feet vacated the property during the third quarter of 1996. There are prospective tenants being shown the spaces and the Partnership expects to attract new tenants during 1997.

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the partnership are subject to competition from other commercial buildings in the area. Management believes that all of the properties are adequately insured.

The following is a schedule of the lease expirations for the years 1997-2006:
(dollar amounts in thousands)

                          Number of                                   % of Gross
                         Expirations    Square Feet    Annual Rent    Annual Rent
Centinella I
1997                         4            10,536        $  273           34.47%
1998                         1             3,497            99           12.50%
1999                         0                --            --            --
2000                         2             5,440           134           16.86%
2001-2006                   --                --            --              --

Centinella II
1997                         1             2,633            69           4.27%
1998                         1            47,816         1,320          82.04%
1999                        --                --            --             --
2000                         1             2,011            51           3.19%
2001-2006                   --                --            --             --

(Nine month-by-month leases contribute approximately $434,000 to annual rental income for the Partnership of which approximately $287,000, 36.15%, of gross annual rent for 10,777 sq.ft. relates to six leases with Centinella I and approximately $147,000 or 9.17% of gross annual rent for 5,538 sq.ft. relates to three leases with Centinella II.)

The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for each property:


                       Nature of      Square Footage   Annual Rent Per       Lease
                       Business           Leased         Square Foot      Expirations
Centinella I       Medical Facility        8,431            $27.00       Month-by-Month
                                                                          and 7/31/97
Centinella II      Medical Facility       47,816             27.60          7/14/98


Real estate taxes and rates in 1996 for each property were:
(dollar amounts in thousands)

                                   1996          1996
                                  Taxes          Rate

 Centinella I                      $20          1.88%
 Centinella II                      70          1.34%


ITEM 3. LEGAL PROCEEDINGS

The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1996, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                      PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED PARTNER MATTERS

As of December 31, 1996, there were 1,541 Limited Partners in the Partnership. There is no current public market nor is it anticipated that there will be a public market for the Units. The source of future cash distributions is dependent upon cash generated by the Partnership's properties and the sale or refinancing of these properties in future years. No cash distributions were made to the Limited Partners in 1996 or 1995.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Results of Operations

The Partnership realized net income of $221,000 for the year ended December 31, 1996, compared to net income of $281,000 for the year ended December 31, 1995. The decrease in net income for the year ended December 31, 1996, is primarily due to increases in interest and property tax expenses, partially offset by an increase in other income and a decrease in general and administrative expenses.

Other income increased for the period ended December 31, 1996, compared to the corresponding period of 1995, due to higher interest income resulting from increases in interest rates combined with higher cash balances available for investment. General and administrative expenses decreased for the year ended December 31, 1996, compared to the corresponding period of 1995, due to decreased expense reimbursements and legal fees. Interest expense increased for the period ended December 31, 1996, compared to the corresponding period of 1995, as a result of increases in the mortgage interest rates from approximately 6.99% effective April 1, 1995, to 8.98% effective May 1, 1996. Real estate taxes increased as a result of higher tax assessments in the current year.

The gain on sale of property for the year ended December 31, 1995, relates to the promissory note collections associated with the sale of Richmond Holiday Inn (see "Note E" of the Consolidated Financial Statements included in "Item 7").

Liquidity and Capital Resources

The Partnership held unrestricted cash of $2,888,000 at December 31,1996, compared to unrestricted cash of $2,589,000 at December 31, 1995. Cash provided by operating activities increased due primarily to promissory note collections associated with the sale of Richmond Holiday Inn in 1995 and increases in rental and other income for 1996. Cash used in investing activities increased due to increased property improvements and deposits to restricted escrows. Cash used in financing activities increased as a result of additional loan costs related to the refinancing of the mortgage indebtedness in 1996.
In 1992, a contract was executed for the sale of the Chester Holiday Inn and the Richmond Holiday Inn for a combined price of $10,745,000. In conjunction with this sale, the buyer delivered to the Partnership two interest bearing promissory notes in the principal amounts of $405,000 and $698,000. The $405,000 promissory note was collected in 1993. The $698,000 promissory note was renegotiated on May 1, 1994 to require monthly payments of approximately $7,000 with additional payments made quarterly from cash flow. The note was reduced to $441,000 with an equivalent reduction in the deferred gain and the maturity was extended to July 1999.

The Partnership agreed to further modify the terms of the note to assign the note to the guarantor upon the payment of $150,000 in $50,000 increments on or before May, August and November 15, 1995. This assignment effectively forgave the remaining note balance of approximately $390,000 upon payment of $150,000.

As a result of collections on the Richmond note, the Partnership recognized a gain of $157,000 for the year ended December 31, 1995. This gain had originally been deferred due to the uncertain collectability of the note.

As of December 31, 1995, the Partnership had collected all scheduled payments in accordance with the note modifications discussed above.

The immediate source of future liquidity is expected to result from cash flow of the commercial properties. The mortgage indebtedness of $9,203,000 originally matured April 1, 1996. The sub-tier partnerships owning the respective properties refinanced the debt with the existing lender for 5 years. The loans will mature April 1, 2001, with an interest rate equal to the 11th District Cost of Funds Index plus 4%. The interest rates will be adjusted monthly with payments adjusting every six months. In the long term, sources of liquidity and cash distributions to the partners may include cash generated from the Partnership's properties and the sale or refinancing of these properties.
To facilitate the refinancing of the mortgage indebtedness owed by the sub-tier partnerships, the limited partnership agreements of the respective sub-tier partnerships were amended, effective July 11, 1996, as follows:

1. The general partnership interest owned by VMS Investors First-Staged Equity, L.P. II, ("VMS IFSE II"), in the sub-tier partnership was converted to a limited partnership interest in the sub-tier partnership, such that VMS IFSE II is the sole limited partner owning a 99.0% limited partnership interest in the partnership.

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

4. Except as specifically amended and modified, the Sub-tier Partnership Agreements continue unchanged and in full force and effect.

As consideration for withdrawing from the subtier partnerships, a liquidating distribution in the amount of approximately $8,000 was paid to the Special Limited Partner in 1996.

ITEM 7. FINANCIAL STATEMENTS


VMS INVESTORS FIRST-STAGED EQUITY L.P. II

LIST OF CONSOLIDATED FINANCIAL STATEMENTS



       Report of Independent Auditors

       Consolidated Balance Sheet at December 31, 1996

       Consolidated Statements of Operations for the years ended
       December 31, 1996 and 1995

       Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 1996 and 1995

       Consolidated Statements of Cash Flows for the years ended
       December 31, 1996 and 1995

       Notes to Consolidated Financial Statements











                 Report of Ernst & Young LLP, Independent Auditors



The Partners
VMS Investors First-Staged Equity, L.P. II


We have audited the accompanying consolidated balance sheet of VMS Investors First-Staged Equity, L.P. II as of December 31, 1996, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VMS Investors First-Staged Equity, L.P. II as of December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                            /s/ ERNST & YOUNG LLP


Greenville, South Carolina

February 13, 1997
                  VMS INVESTORS FIRST-STAGED EQUITY L.P. II

                          CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                              December 31, 1996

Assets
  Cash:
     Unrestricted                                                     $ 2,888
     Restricted-tenant security deposits                                   68
  Accounts receivable, net of allowance for
     doubtful accounts of $94                                              67
  Escrows for taxes                                                        24
  Restricted escrows                                                      176
  Other assets                                                            190
  Investment properties (Notes B and I):
    Leasehold interests                              $ 1,386
    Buildings and related personal property
                                                      11,499
                                                      12,885
    Less accumulated depreciation                     (5,762)           7,123
                                                                      $10,536

Liabilities and Partners' Capital

Liabilities
  Accounts payable                                                    $    12
  Tenant security deposits                                                 65
  Other liabilities                                                        95
  Mortgage notes payable (Note B)                                       9,185

Partners' Capital
  General partners                                   $     5
  Limited partners (25,186 units
   issued and outstanding)                             1,174            1,179

                                                                      $10,536

         See Accompanying Notes to Consolidated Financial Statements

                  VMS INVESTORS FIRST-STAGED EQUITY L.P. II

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except unit data)

                                                        Years Ended December 31,
                                                           1996             1995
Revenues:
 Rental income                                           $ 2,420          $ 2,379
 Other income                                                127               72
    Total revenues                                         2,547            2,451

Expenses:
 Operating                                                   570              574
 General and administrative                                  150              253
 Maintenance                                                 196              205
 Depreciation                                                503              512
 Interest                                                    817              711
 Property taxes                                               90               72
    Total expenses                                         2,326            2,327

Gain on sale of property (Note E)                             --              157

Net income                                               $   221          $   281

Net income allocated to general partners                 $     2          $     3
Net income allocated to limited partners                     219              278

                                                         $   221          $   281

Net income per limited partnership unit                  $  8.70          $ 11.05

             See Accompanying Notes to Consolidated Financial Statements

                   VMS INVESTORS FIRST-STAGED EQUITY L.P. II

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                        (in thousands, except unit data)

                                      Limited
                                    Partnership      General      Limited
                                       Units         Partners     Partners        Total
Partners' capital at
 December 31, 1994                     25,186        $      --     $   685      $   685

Net income for the year ended
 December 31, 1995                         --                3         278          281

Partners' capital at
 December 31, 1995                     25,186        $       3     $   963       $  966

Net income for the year ended
  December 31, 1996                        --                2         219          221

Liquidating distributions to
  partners (Note C)                        --               --          (8)          (8)

Partners' capital at
  December 31, 1996                    25,186        $       5     $ 1,174       $1,179

               See Accompanying Notes to Consolidated Financial Statements

                     VMS INVESTORS FIRST-STAGED EQUITY L.P. II

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             Years Ended December 31,
                                                                1996           1995
Cash flows from operating activities:
   Net income                                                  $  221         $  281
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                                503            512
      Amortization of loan fees and other costs                    33             40
      Bad debt expense                                             59              3
      Gain on sale of property                                     --           (157)
      Change in accounts:
        Restricted cash                                            (2)             2
        Accounts receivable                                       (82)           116
        Escrows for taxes                                          75            (74)
        Other assets                                              (53)            (2)
        Accounts payable                                          (12)           (10)
        Tenant security deposit liabilities                        (6)             4
        Other liabilities                                          13            (45)

            Net cash provided by operating activities             749            670

Cash flows from investing activities:
   Property improvements and replacements                         (49)            (4)
   Collections of notes receivable                                 --            157
   Deposits to restricted escrows                                (176)            --

            Net cash (used in) provided by investing
            activities                                           (225)           153

Cash flows from financing activities:
   Payments on mortgage notes payable                            (115)          (129)
   Liquidating distributions to partners                           (8)            --
   Loan costs                                                    (102)            --

            Net cash used in financing activities                (225)          (129)

Net increase in cash                                              299            694

Cash at beginning of year                                       2,589          1,895

Cash at end of year                                            $2,888         $2,589

Supplemental disclosure of cash flow information:
   Cash paid for interest                                      $  783         $  714

            See Accompanying Notes to Consolidated Financial Statements


                     VMS INVESTORS FIRST-STAGED EQUITY L.P. II

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)



SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY


Notes Receivable

During 1995, the note receivable related to the sale of Richmond Holiday Inn was modified (See "Note E" of the Notes to the Consolidated Financial Statements.) As a result of this transaction, the note receivable and related deferred gain were reduced by $240,000 to reflect the actual settlement amount of the note receivable.

          See Accompanying Notes to Consolidated Financial Statements

                         VMS INVESTORS FIRST-STAGED EQUITY L.P. II

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     December 31, 1996


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

VMS Investor First-Staged Equity L.P. II (the "Partnership") is a limited partnership organized in February 1986, under the Delaware Revised Uniform Limited Partnership Act. The Partnership commenced operations on June 1, 1986, and is in the business of owning, managing, and ultimately disposing of income producing retail and commercial properties.

Pursuant to an agreement dated July 14, 1994, a transaction was contemplated in which VMS Staged Equity II, Inc. would be replaced as General Partner by MAERIL, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia"). The substitution of MAERIL, Inc. (the "General Partner") as general partner was finalized during the second quarter of 1996.

Pursuant to the terms in the Partnership Agreement, net operating profits or losses and operating cash flow beginning June 1, 1986, are allocated 1% to the General Partners and 99% to the Limited Partners. The allocation of profits and losses to and among the Limited Partners is subject to certain special allocations as described in the Partnership Agreement.

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


Basis of Consolidation

The accompanying consolidated financial statements of the Partnership include the accounts of three remaining sub-tier partnerships in which the Partnership owns 99.99% interests. All significant transactions between the Partnership and its sub-tier partnerships have been eliminated in consolidation. The Partnership acquired five income producing real estate properties during 1986 through the purchase of 99.99% general partnership interests (subsequently converted to limited partnership interests) in five sub-tier partnerships that owned the properties. Two of these properties were sold, with one of the related sub-tier partnerships being liquidated prior to January 1, 1993. One of the original five sub-tier partnerships was liquidated in March of 1994 after a property was lost to foreclosure, leaving the Partnership with two operating properties. In general, profits and losses, cash flow and proceeds from sale or refinancing of the properties are shared 99.99% by the Partnership and 0.01% by other partners in the sub-tier partnerships, all of whom are affiliates of the General Partner.

Depreciation

Depreciation is computed using the following methods and estimated useful lives:

                                                          Lives
                                          Method         (Years)
Commercial buildings
and improvements                     Straight-line        21-28

Personal Property                    150% Declining       5 & 7
                                        Balance


Investment Properties

Prior to 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995 the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.


Deferred Loan Fees and Other Costs

Deferred loan fees are being amortized over the lives of the respective loans. Loan costs of approximately $102,000 resulting from the current year refinancing of the mortgage notes are included in other assets. Deferred leasing commissions are amortized over the terms of the leases to which they relate. Leasing commissions of approximately $19,000 net of accumulated amortization of approximately $33,000 are included in other assets.

Allowance for Doubtful Accounts

During 1996 and 1995, the Partnership recorded provisions of approximately $59,000 and $3,000, respectively, for uncollectible rents receivable at the investment properties. The allowance for uncollectible accounts is $94,000 at December 31, 1996.

Leases

The Partnership leases certain commercial space to tenants under various lease terms. For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the lease. This straight-line basis recognized $11,000 less in rental income than was collected in 1996 and prior years. The amount was recognized in prior years when cash collections under the terms of the leases were less than the straight-line basis of revenue recognition. For all other leases, rents are recognized as earned over the terms of the leases.

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

Restricted Escrows

As a result of the current year refinancings of the mortgage notes, the properties are required to deposit on a quarterly basis all excess cash flow (as defined in the mortgage agreements) accumulated for the quarter. These proceeds are to be used to fund tenant improvements in connection with the organization, renewal and modification of tenant leases and for paying leasing commissions. The balance in the account at December 31, 1996, was $176,000.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value

In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments", which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership. The carrying amounts of variable-rate mortgages approximate fair value due to frequent re-pricing.

Reclassification

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


NOTE B - MORTGAGE NOTES PAYABLE
(dollar amounts in thousands)

                       Principal    Monthly                             Principal
                      Balance At    Payment     Stated                   Balance
                       December    Including   Interest    Maturity       Due At
Property                 1996       Interest     Rate        Date        Maturity
Centinella I
    1st mortgage        $3,512       $30          (1)      04/01/01       $3,300
Centinella II
   1st mortgage          5,673        48          (1)      04/01/01        5,329

    Totals              $9,185                                            $8,629

(1) The interest rates adjust monthly with payments adjusting every six months based on the 11th District Cost of Funds Index plus 4% as provided by the loan documents. The current adjusted rate (8.98%) will remain in effect until the next adjustment date.


Mortgage indebtedness of $9,203,000 originally matured April 1, 1996. The subtier partnerships owning the respective properties refinanced the debt with the existing lender for 5 years. Refer to "Note C" for a further discussion.

The Partnership's debt is variable-rate, accordingly, the carrying amount approximates fair value due to frequent re-pricing.

All mortgage agreements include non-recourse provisions which limit the lenders' remedies in the event of default to the specific properties and related revenues collateralizing each loan. The properties are cross-collateralized.


Scheduled principal payments of mortgage notes payable subsequent to December 31, 1996, are as follows:


                 1997      $  110
                 1998         120
                 1999         132
                 2000         144
                 2001       8,679
                           $9,185

NOTE C - REFINANCING

Mortgage indebtedness of $9,203,000 originally matured April 1, 1996. The subtier partnerships owning the respective properties refinanced the debt with the existing lender for 5 years. The proposed loans will mature April 1, 2001, with an interest rate equal to the 11th District Cost of Funds Index plus 4%. The interest rates will be adjusted monthly with payment amounts adjusting every six months.

To facilitate the refinancing of the mortgage indebtedness owed by the subtier partnerships, the limited partnership agreements of the respective subtier partnerships were amended, effective July 11, 1996, as follows:

1. The general partnership interest owned by VMS Investors First-Staged Equity, L.P. II, ("VMS IFSE II"), in the sub-tier partnerships was converted to a limited partnership interest in the partnership, such that VMS IFSE II is the sole limited partner owning a 99.0% limited partnership interest in the partnership.

2. The limited partnership interest owned by MAERIL, Inc. ("MAERIL") in the sub-tier partnership was converted to a general partnership interest in the partnership and was assigned by MAERIL to Centinella GP which was admitted to the partnership as the new general partner. Centinella GP now owns a 1.0% general partnership interest in the partnership.

3. Banyon Short Term Income Trust, ("Special Limited Partner") withdrew from the sub-tier partnership as of July 11, 1996. The interest of the Special Limited Partner in certain distributions of Capital Items was allocated among the remaining partners, pro rata, in accordance with their partnership interest, from and after July 11, 1996.

4. Except as specifically amended and modified, the Partnership Agreement continues unchanged and in full force and effect.

As consideration for withdrawing from the sub-tier partnerships, a liquidating distribution in the amount of approximately $8,000 was paid to the Special Limited Partner.


NOTE D - INCOME TAXES
(dollar amounts in thousands)

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

A reconciliation of net income as reported and Federal taxable income (loss) is as follows:

                                                       1996               1995

Net income as reported                                $ 221              $ 281
   Depreciation and amortization differences             10                 24
   Allowance for doubtful accounts                       23                  2
   Gain on foreclosure                                   --               (349)
   Other                                                 18                (33)

Federal taxable (loss) income                         $ 272              $ (75)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:


     Net assets as reported                              $   1,179
     Land and buildings                                     (1,136)
     Accumulated depreciation                               (1,006)
     Syndication costs                                       4,151
     Other                                                      96
     Loan costs                                              1,889
     Accumulated Amortization                                 (738)
      Net assets - Federal tax basis                      $  4,435


NOTE E - NOTES RECEIVABLE

In 1992, a contract was executed for the sale of the Chester Holiday Inn and the Richmond Holiday Inn for a combined price of $10,745,000. In conjunction with this sale, the buyer delivered to the Partnership two interest bearing promissory notes in the principal amounts of $405,000 and $698,000. The $405,000 promissory note was collected in 1993. The $698,000 promissory note was renegotiated on May 1, 1994, to require monthly payments of approximately $7,000 with additional payments made quarterly based on available cash flow. The note was reduced to $441,000 with an equivalent reduction in the deferred gain, and the maturity was extended to July 1999.

The Partnership agreed to further modify the terms of the note to assign the note to the guarantor upon the payment of $150,000 in $50,000 increments on or before May, August and November 15, 1995. This assignment effectively forgave the remaining note balance of $390,000 upon payment of $150,000. The Partnership collected the three scheduled payments for May, August and November in 1995.

As a result of collections on the Richmond note, the Partnership recognized a gain of $157,000 for the year ended December 31, 1995. This gain had originally been deferred due to the uncertain collectibility of the note.

NOTE F - TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

The Partnership has no employees and is dependent on the General Partner or its affilates for the management and administration of all partnership activities. The General Partner or its affiliates may be reimbursed for direct expenses relating to the Partnership's administration and other costs paid on behalf of the Partnership.

Affiliates of VMS Staged Equity II, Inc., the former General Partner, received approximately $10,000 and $13,000 in 1996 and 1995, respectively, as reimbursement for such out-of-pocket expenses.

Pursuant to an agreement dated July 14, 1994, a transaction was contemplated in which VMS Staged Equity II, Inc. would be replaced as General Partner by MAERIL, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia"). The substitution of MAERIL, Inc. as the General Partner was finalized during the second quarter of 1996.

The Partnership has engaged an affiliate of Insignia to provide day-to-day management of the Partnership's properties under an agreement which provides for fees equal to 6% of revenues on each property. This affiliate collected fees of $147,000 and $139,000 for property management services for the years ended December 31, 1996 and 1995, respectively. An affiliate of Insignia has also provided partnership administration and management services for the Partnership since March 1, 1994. Reimbursements for direct expenses relating to these services totalled approximately $76,000 and $136,000 for the periods ending December 31, 1996 and 1995, respectively.


NOTE G - OPERATING LEASES
(dollar amounts in thousands)

The Partnership receives rental income from leasing of commercial space under operating leases. Minimum future rentals under operating leases with terms of one year or more for the Partnership as of December 31, 1996, are as follows:


            1997                                    $  1,777
            1998                                       1,076
            1999                                         185
            2000                                         149
                                                     $ 3,187


Centinella I and Centinella II, as lessees, lease the land underlying the properties. Centinella I's rent is $100 per annum plus bonus rent representing a percentage of annual rental revenues in excess of a calculated base dollar amount. Centinella I's bonus rent totalled $79,000 and $72,000 for 1996 and 1995, respectively. Centinella II's rent is $100 per annum. These leases expire in the year 2052. The ground leases grant the ground lessors the option to purchase the leasehold estates in 1995 (which was not exercised), 2010 and 2030 at a price equal to the fair market value at the date of exercise, provided that the ground lessor exercises its option to purchase both lease hold estates simultaneously.


NOTE H - MAJOR TENANTS
(dollar amounts in thousands)

Rent from tenants at Centinella I and Centinella II representing at least 10% of rental income were as follows:

                                             For the Years Ended
                                December 31, 1996            December 31, 1995
                               Amount       Percent        Amount       Percent

Centinella Hospital             (1)           (1)          $  369        15.71%
  Medical Center
Kerlan - Jobe Orthopedics      $1,320        53.46%         1,301        55.41%

(1) less than 10%.


NOTE I - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(dollar amounts in thousands)

                                               Initial Cost
                                              To Partnership

                                                                              Cost
                                                            Buildings     Capitalized
                                                           and Related   (Written Down)
                                             Leasehold      Personal     Subsequent to
Description                    Encumbrances  Interests      Property      Acquisition
Centinella I                   $3,512         $  369        $ 4,153          $185
Centinella II                   5,673          1,017          6,938           223

      Totals                   $9,185         $1,386        $11,091          $408

Centinella I and Centinella II, as lessees, lease the land underlying Centinella and Centinella II. These leases expire in the year 2052.

               Gross Amount At Which Carried
                    At December 31, 1996
                           Buildings
                         And Related
               Leasehold   Personal           Accumulated     Date of       Date    Depreciable
Description    Interests   Property   Total   Depreciation  Construction  Acquired  Life-Years
Centinella I    $  369     $  4,338 $ 4,707      $2,355        1973         06/86       5-28
Centinella II    1,017        7,161   8,178       3,407        1979         06/86       5-28

     Totals     $1,386     $ 11,499 $12,885      $5,762

Reconciliation of "Investment Properties and Accumulated Depreciation":


                                           Year Ended          Year Ended
                                          December 31,         December 31,
                                              1996                1995
Investment Properties
Balance at beginning of year                $ 12,836            $ 12,832
   Property improvements                          49                   4

Balance at End of Year                      $ 12,885            $ 12,836

Accumulated Depreciation
Balance at beginning of year                $  5,259            $  4,747
   Amounts charged to expense                    503                 512

Balance at end of year                      $  5,762            $  5,259


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996, is $11,749,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996, is $6,768,000.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names of the directors and executive officers of MAERIL, Inc., the Partnership's General Partner as of December 31, 1996, their ages and the nature of all positions presently held by them are as follows:


Name                               Age               Position

Carroll D. Vinson                  56                President

Robert D. Long, Jr.                29                Controller and Principal
                                                     Accounting Officer

William H. Jarrard, Jr.            50                Vice President

John K. Lines                      37                Secretary

Kelley M. Buechler                 39                Assistant Secretary


Carroll D. Vinson has been President of Metropolitan Asset Enhancement, L.P., and subsidiaries since August of 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991.

Robert D. Long, Jr. is Controller and Principal Accounting Officer. Prior to joining Metropolitan Asset Enhancement, L.P., and subsidiaries, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of the University of Memphis.

William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

John K. Lines has been General Counsel of Insignia since June 1994 and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an Associate Attorney with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of Insignia. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter.


ITEM 10.   EXECUTIVE COMPENSATION

The Registrant was not required to and did not pay remuneration to officers and/or directors of the General Partner during 1996 or 1995. See "Item 12". below and "Note F" of the Notes to the Consolidated Financial Statements for a discussion of compensation and reimbursements paid to the General Partners and certain affiliates.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 1997, no security holder was known by Registrant to be the beneficial owner of more than 5% of the Units of Registrant.

As of March 1997, no director or officer of the General Partner owns, nor do the directors or officers as a whole own more than 1% of the Registrant's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Registrant.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MAERIL, Inc., the General Partner of the Registrant, is owned by MAE GP Corporation, which is wholly owned by Metropolitan Asset Enhancement, L.P., an affiliate of Insignia.

During 1996, VMS Realty Management, Inc. ("VRMI"), an affiliate of the former General Partner, provided limited administrative services to the properties. VRMI is reimbursed for out-of-pocket costs, salaries and administrative expenses (see "Note F" of the Notes to Consolidated Financial Statements).

The Partnership has engaged an affiliate of Insignia to provide day-to-day management of the Partnership's properties under an agreement which provides for fees equal to 6% of revenues on each property. This affiliate collected fees of $147,000 and $139,000 for property management services for the years ended December 31, 1996 and 1995, respectively. An affiliate of Insignia has also provided partnership administration and management services for the Partnership since March 1, 1994. Reimbursements for direct expenses relating to these services totalled approximately $76,000 and $136,000 for the periods ending December 31, 1996 and 1995, respectively.



                                    PART IV


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K


     (a)    Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     (b)    Reports on Form 8-K filed during the fourth quarter of 1996:  None.


                                     SIGNATURES


   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                INVESTORS FIRST-STAGED EQUITY L.P. II

                                By:    MAERIL, Inc.


                                By:    /s/Carroll D. Vinson
                                       Carroll D. Vinson
                                       President


                                Date: March 28, 1997



   In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.



/s/Carroll D. Vinson                President                 March 28, 1997
Carroll D. Vinson

/s/Robert D. Long, Jr.              Controller and Principal  March 28, 1997
Robert D. Long, Jr.                 Accounting Officer

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