Form 10QSB
period 1997-03-31
VMS INVESTORS FIRST STAGED EQUITY LP II
filed 1997-05-14
CIK 790882

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


                For the quarterly period ended March 31, 1997

                                      or

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

                                March 31, 1997



Assets
  Cash:
     Unrestricted                                                       $ 3,088
     Restricted-tenant security deposits                                     65
  Accounts receivable, net of allowance for
    doubtful accounts of $94                                                  7
  Escrows for taxes                                                          48
  Restricted escrows                                                        176
  Other assets                                                              157
  Investment properties:
     Leasehold interests                           $ 1,386
     Buildings and related personal property        11,499
                                                    12,885
  Less accumulated depreciation                     (5,888)               6,997
                                                                        $10,538

Liabilities and Partners' Capital
Liabilities
  Accounts payable                                                      $    20
  Tenant security deposits                                                   65
  Other liabilities                                                         107
  Mortgage notes payable                                                  9,158

Partners' Capital
  General partner                                  $     5
  Limited partners (25,186 units
     issued and outstanding)                         1,183                1,188
                                                                        $10,538

          See Accompanying Notes to Consolidated Financial Statements

b)                  VMS INVESTORS FIRST-STAGED EQUITY L.P. II

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)
                                 (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                                 1997            1996
Revenues:
Rental income                                                  $  575          $  631
Other income                                                       30              23
    Total revenues                                                605             654

Expenses:
 Operating                                                        146             137
 General and administrative                                        45              35
 Maintenance                                                       54              43
 Depreciation                                                     126             125
 Interest                                                         202             177
 Property taxes                                                    23              22
    Total expenses                                                596             539

 Net income                                                    $    9          $  115

Net income allocated to general partner (1%)                   $   --          $    1
Net income allocated to limited partners (99%)                      9             114

                                                               $    9          $  115

Net income per limited partnership unit                        $  .36          $ 4.53

          See Accompanying Notes to Consolidated Financial Statements

c)                 VMS INVESTORS FIRST-STAGED EQUITY L.P. II

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                        (in thousands, except unit data)
                                  (unaudited)

                                   Limited
                                 Partnership      General       Limited
                                    Units         Partner      Partners      Total
Partners' capital at
  December 31, 1996                 25,186      $     5        $  1,174    $  1,179

Net income for the three
  months ended March 31, 1997           --           --               9           9

Partners' capital at
  March 31, 1997                    25,186      $     5        $  1,183    $  1,188

          See Accompanying Notes to Consolidated Financial Statements

d)                    VMS INVESTORS FIRST-STAGED EQUITY L.P. II

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                               Three Months Ended
                                                                     March 31,
                                                                1997            1996
Cash flows from operating activities:
   Net income                                                  $    9          $  115
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                 126             125
     Amortization of loan fees and other costs                      2               8
     Change in accounts:
        Restricted cash                                             3              --
        Accounts receivable                                        60             (31)
        Escrows for taxes                                         (24)            (28)
        Other assets                                               31               1
        Accounts payable                                            8               3
        Tenant security deposit liabilities                        --              (4)
        Other liabilities                                          12              35

         Net cash provided by operating activities                227             224

Cash flows from investing activities:
   Property improvements and replacements                          --             (36)

        Net cash used in
          investing activities                                     --             (36)

Cash flows from financing activities:
  Payments on mortgage notes payable                              (27)            (35)

      Net cash used in financing activities                       (27)            (35)

Net increase in cash                                              200             153

Cash at beginning of period                                     2,888           2,589

Cash at end of period                                          $3,088          $2,742

Supplemental disclosure of cash flow information:
   Cash paid for Interest                                      $  202          $  172

         See Accompanying Notes to Consolidated Financial Statements

e)                VMS INVESTORS FIRST-STAGED EQUITY L.P. II

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of VMS Investors First-Staged Equity L.P. II (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. ("General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

The Partnership has no employees and is dependent on the General Partner or its affiliates for the management and administration of all partnership activities. The General Partner or its affiliates may be reimbursed for direct expenses relating to the Partnership's administration and other costs paid on behalf of the Partnership.

Affiliates of VMS Staged Equity II, Inc., the former General Partner, received approximately $0 and $2,000 during the first three months of 1997 and 1996, respectively, as reimbursement for such out-of-pocket expenses.

Pursuant to an agreement dated July 14, 1994, a transaction was contemplated in which VMS Staged Equity II, Inc. would be replaced as General Partner by MAERIL, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia"). The substitution of MAERIL, Inc. as the General Partner was finalized during the second quarter of 1996.

The Partnership has engaged an affiliate of Insignia to provide day-to-day management of the Partnership's properties under an agreement which provides for fees equal to 6% of revenues on each property. Affiliates of Insignia collected fees of $36,000 and $38,000 in each of the three months ended March 31, 1997 and 1996, respectively for property management services. An affiliate of Insignia has also provided partnership administration and management services for the Partnership since March 1, 1994. Reimbursements for direct expenses relating to these services totaled approximately $19,000 in each of the periods ending March 31, 1997 and 1996, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two commercial buildings. The following table sets forth the average occupancy of the properties for the quarters ended March 31, 1997 and 1996:

                                          Average Occupancy
                                         1997          1996
   Centinella I                           78%           73%
   Centinella II                          92%           96%

The General Partner attributes the increase in occupancy at Centinella I to a lease renewal during 1996 which increased the space occupied by the tenant. The decrease in occupancy at Centinella II is due to a tenant vacating the property in June of 1996. This tenant occupied 1,029 square feet of space. There are prospective tenants being shown the space and the Partnership expects to obtain a new tenant during the second quarter.

The Partnership realized net income of $9,000 for the quarter ended March 31, 1997, compared to net income of $115,000 for the corresponding period of 1996. Rental income decreased primarily due to the tenant move-out discussed above. General and administrative expenses increased for the quarter ended March 31, 1997, compared to the quarter ended March 31, 1996, due to miscellaneous legal fees related to modifications of the existing loans. Maintenance expenses increased due to increased contract cleaning and trash removal. Also, interest expense increased for the quarter ended March 31, 1997, as a result of increases in the interest rates related to the property mortgages. Interest rates during the first quarter 1997 were approximately 9% compared to approximately 7.4% during the first quarter of 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership held unrestricted cash of approximately $3,088,000 at March 31, 1997, compared to unrestricted cash of approximately $2,742,000 at March 31, 1996. Cash provided by operating activities was comparable to the same period of 1996. Cash used in investing activities decreased due to no capital expenditures being made during the first quarter of 1997. Cash used in financing activities decreased due to lower principal payments.

The immediate source of future liquidity is expected to result from cash flow of the commercial properties. The mortgage indebtedness of $9,158,000 originally matured April 1, 1996. The sub-tier partnerships owning the respective properties refinanced the debt with the existing lender for 5 years. The loans will mature April 1, 2001, with an interest rate equal to the 11th District Cost of Funds Index plus 4%. The interest rates are adjusted monthly with payments adjusting every six months. In the long term, sources of liquidity and cash distributions to the partners may include cash generated from the Partnership's properties and the sale or refinancing of these properties.

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




                         PART II - OTHER INFORMATION



ITEM 5      OTHER INFORMATION


Pursuant to an agreement dated July 14, 1994, a transaction was contemplated in which VMS Staged Equity II, Inc. would be replaced as the General Partner by MAERIL, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia"). The details of the transaction are documented in the Schedule 14C, Definitive Information Statement for VMS Investors First-Staged Equity L.P. II, filed March 29, 1996, incorporated by reference hereto. The substitution of MAERIL, Inc. as the General Partner was completed during the second quarter of 1996.



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)     Reports on Form 8-K filed during the quarter ended March 31, 1997:
            None.


                                      SIGNATURES


  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      VMS INVESTORS FIRST-STAGED EQUITY L.P. II
                                 (Registrant)



                      By: MAERIL, Inc.
                          General Partner



Date: May 14, 1997   By: /s/ Carroll D. Vinson
                        Carroll D. Vinson
                        President



Date: May 14, 1997   By: /s/ Robert D. Long, Jr.
                        Robert D. Long, Jr.
                        Vice President/CAO