Form 10QSB
period 1997-06-30
VMS INVESTORS FIRST STAGED EQUITY LP II
filed 1997-08-06
CIK 790882

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997

                                      or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    One Insignia Financial Plaza
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

ITEM 1.  FINANCIAL STATEMENTS

a)                VMS INVESTORS FIRST-STAGED EQUITY L.P. II
                          CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)
                                 (Unaudited)
                                June 30, 1997


Assets
  Cash:
     Unrestricted                                               $   2,782
     Restricted-tenant security deposits                               58
     Accounts receivable, net of allowance
      for doubtful accounts of $29                                     29
  Escrows for taxes                                                    29
  Restricted escrows                                                  176
  Other assets                                                        132
  Investment properties:
     Leasehold interests                           $ 1,386
     Buildings and related personal property        11,523
                                                    12,909
  Less accumulated depreciation                     (6,016)         6,893
                                                                $  10,099

Liabilities and Partners' Capital
Liabilities
  Accounts payable                                              $      16
  Tenant security deposits                                             58
  Other liabilities                                                   134
   Mortgage notes payable                                           9,124

Partners' Capital
  General partner                                  $     6
  Limited partners (25,186 units
     issued and outstanding)                           761            767

                                                                $  10,099

          See Accompanying Notes to Consolidated Financial Statements

b)                  VMS INVESTORS FIRST-STAGED EQUITY L.P. II
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)
                                 (Unaudited)


                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                       1997       1996       1997       1996
Revenues:
 Rental income                      $   583    $   606     $ 1,158     $ 1,237
 Other income                            35         29          65          52
    Total revenues                      618        635       1,223       1,289

Expenses:
 Operating                              134        139         280         276
 General and administrative              42         49          87          84
 Maintenance                             40         59          94         102
 Depreciation                           128        127         254         252
 Interest                               199        213         401         390
 Property taxes                          24         23          47          45
    Total expenses                      567        610       1,163       1,149

      Net income                   $     51   $     25    $     60    $    140

Net income allocated to
 general partner (1%)              $      1   $     --    $      1    $      1
Net income allocated to
 limited partners (99%)                  50         25          59         139

      Net income                   $     51   $     25    $     60    $    140

Net income per limited
 partnership unit:                 $   1.99   $    .99    $   2.34    $   5.52

          See Accompanying Notes to Consolidated Financial Statements

c)                  VMS INVESTORS FIRST-STAGED EQUITY L.P. II
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                          (in thousands, except unit data)
                                    (unaudited)



                                   Limited
                                 Partnership  General      Limited
                                    Units     Partner     Partners     Total

Original capital contributions     25,186      $    --    $ 25,186   $  25,186

Partners' capital at
   December 31, 1996               25,186      $     5    $  1,174   $   1,179

Net income for the six
   months ended June 30, 1997          --            1          59          60

Distribution to partners               --           --        (472)       (472)

Partners' capital at
   June 30, 1997                   25,186      $     6    $    761    $    767

          See Accompanying Notes to Consolidated Financial Statements

d)
                     VMS INVESTORS FIRST-STAGED EQUITY L.P. II
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (Unaudited)

                                                                Six Months Ended
                                                                  June 30, 1997
                                                                 1997        1996
Cash flows from operating activities:
   Net income                                                  $   60      $  140
   Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation                                                  254         252
    Amortization of loan fees and lease commissions                 9          16
    Bad debt expense                                               --          10
    Change in accounts:
        Restricted cash                                            10          --
        Accounts receivable                                        38         (40)
        Escrows for taxes                                          (5)        (77)
        Other assets                                               49          --
        Accounts payable                                            4           2
        Tenant security deposit liabilities                        (7)         (4)
        Other liabilities                                          39          63

       Net cash provided by operating activities                  451         362

Cash flows used in investing activities:
   Property improvements and replacements                         (24)        (50)

Cash flows from financing activities:
  Payments on mortgage notes payable                              (61)        (63)
  Distributions to partners                                      (472)         --

       Net cash used in financing activities                     (533)        (63)

Net (decrease) increase in unrestricted cash and
   cash equivalents                                              (106)        249

Unrestricted cash and cash equivalents at beginning of period   2,888       2,589

Unrestricted cash and cash equivalents at end of period        $2,782      $2,838

Supplemental disclosure of cash flow information:
   Cash paid for Interest                                      $  398      $  367

         See Accompanying Notes to Consolidated Financial Statements

e)                VMS INVESTORS FIRST-STAGED EQUITY L.P. II
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of VMS Investors First-Staged Equity L.P. II (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The General Partner and its affiliates may be reimbursed for direct expenses relating to the Partnership's administration and other costs paid on behalf of the Partnership.

Pursuant to an agreement dated July 14, 1994, a transaction was contemplated in which VMS Staged Equity II, Inc. would be replaced as General Partner by MAERIL, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia"). The substitution of MAERIL, Inc. as the General Partner was finalized during the second quarter of 1996.

Affiliates of VMS Staged Equity II, Inc. received approximately $10,000 during the first six months of 1996 as reimbursement for out-of-pocket expenses.

The Partnership has engaged an affiliate of Insignia to provide day-to-day management of the Partnership's properties under an agreement which provides for fees equal to 6% of revenues on each property. Affiliates of Insignia collected fees of $72,000 and $73,000 in each of the six months ended June 30, 1997 and 1996, respectively, for property management services. An affiliate of Insignia has also provided partnership administration and management services for the Partnership. Reimbursements for direct expenses relating to these services totaled approximately $36,000 and $37,000 in each of the six months ended June 30, 1997 and 1996, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two commercial buildings. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:

                                                 Average Occupancy
                                                 1997         1996
Centinella  I
 Inglewood, California                            78%          76%
Centinella  II
 Inglewood, California                            92%          96%

The low occupancy at Centinella I can be attributed to the neighborhood in which this property is located. The property is a medical office building located near the regional hospital and several medical offices vacated the property due to rumors that the hospital would be re-locating. The current plan is to not re-locate the hospital and therefore the General Partner is hopeful that occupancy will improve.

The decrease in occupancy at Centinella II is due to two tenants vacating the property since June 1996. These tenants occupied 2,405 square feet of space, collectively. Several prospective tenants are considering the space and the Partnership expects to obtain new tenants for this space during 1997.

The Partnership realized net income of $51,000 and $60,000, respectively, for the three and six months ended June 30, 1997, compared to net income of $25,000 and $140,000, respectively, for the corresponding periods of 1996. The decrease in net income for the six months ended June 30, 1997, as compared to the corresponding period of 1996, is primarily due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is due to a decrease in rental income due to the tenant move-outs, as discussed above. The increase in total expenses is primarily due to an increase in interest expense. Interest expense increased for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, as a result of increases in the interest rates on the mortgage debt encumbering these properties. The mortgages on these properties are based on variable rates and the average interest rate has increased from 7.9% to 8.8% for the six months ended June 30, 1996, versus the six months ended June 30, 1997. Net income for the three months ended June 30, 1997, increased as compared to the corresponding period of 1996, due to a slight decrease in expenses.

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

The Partnership held unrestricted cash and cash equivalents of $2,782,000 at June 30, 1997, compared to $2,838,000 at June 30, 1996. Net cash provided by operating activities increased due to a decrease in accounts receivable and other assets and a lesser increase in escrows for taxes. This was partially offset by a decrease in net income, as previously explained. Accounts receivable decreased due to the timing of payments received from tenants. Other assets decreased due to the collection of reimbursements of tax amounts, which were paid by the properties on behalf of the tenants, which were accrued at December 31, 1996. Escrows for taxes increased by a lesser amount due to decreased escrow requirements as a result of the refinance of the properties during the prior year (See discussion below). Cash flows used in investing activities decreased due to fewer capital expenditures during the first six months of 1997, as compared to the first six months of 1996. Net cash used in financing activities increased due to distributions to partners. In June 1997, a $472,000 distribution was made to the limited partners. During the first six months of 1996, there were no distributions.

The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $9,124,000 originally matured April 1, 1996. The sub-tier partnerships owning the respective properties refinanced the debt with the existing lender for 5 years. Mortgage indebtedness matures in April 2001 and accrues interest at a rate equal to the 11th District Cost of Funds Index plus 4%. The interest rates are adjusted monthly with payments adjusting every six months. Future cash distributions will depend on the levels of cash generated from operations, property sales and the availability of cash reserves.


                         PART II - OTHER INFORMATION




ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)     Reports on Form 8-K filed during the quarter ended June 30, 1997:
            None.
                                      SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                      VMS INVESTORS FIRST-STAGED EQUITY L.P. II
                      (Registrant)



                      By:  MAERIL, Inc.
                           General Partner



                       By: /s/ Carroll D. Vinson
                           Carroll D. Vinson
                           President



                     By:   /s/ Robert D. Long, Jr.
                           Robert D. Long, Jr.
                           Vice President/CAO

                     Date: August 6, 1997