Form 10QSB
period 1997-09-30
VMS INVESTORS FIRST STAGED EQUITY LP II
filed 1997-11-10
CIK 790882

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                           QUARTERLY OR TRANSITIONAL

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997


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


                                 (864) 239-1000
                          (Issuer's telephone number)



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

                              September 30, 1997


Assets
  Cash:
     Unrestricted                                               $   2,890
     Restricted-tenant security deposits                               59
  Accounts receivable, net of allowance
     for doubtful accounts of $31                                       9
  Escrows for taxes                                                    50
  Restricted escrows                                                  176
  Other assets                                                        129
  Investment properties:
     Leasehold interests                           $ 1,386
     Buildings and related personal property        11,526
                                                    12,912
    Less accumulated depreciation                   (6,145)         6,767
                                                                $  10,080

Liabilities and Partners' Capital
Liabilities
  Accounts payable                                              $      25
  Tenant security deposits                                             53
  Other liabilities                                                   173
  Mortgage notes payable                                            9,097
Partners' Capital
  General partner                                  $     6
  Limited partners (25,186 units
     issued and outstanding)                           726            732
                                                                $  10,080

           See Accompanying Notes to Consolidated Financial Statement
b)
                   VMS INVESTORS FIRST-STAGED EQUITY L.P. II
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)

                                          Three Months Ended         Nine Months Ended
                                            September 30,              September 30,
                                          1997         1996         1997          1996
Revenues:
 Rental income                         $   506      $   619      $ 1,664       $ 1,856
 Other income                               35           38          100            90
    Total revenues                         541          657        1,764         1,946

Expenses:
 Operating                                 156          160          436           436
 General and administrative                 40           31          127           115
 Maintenance                                68           60          162           162
 Depreciation                              129          126          383           378
 Interest                                  202          212          603           602
 Property taxes                             15           25           62            70
 Bad debt recovery, net                    (62)          --          (62)           --
    Total expenses                         548          614        1,711         1,763

      Net (loss) income               $     (7)    $     43     $     53      $    183

Net income allocated to
 general partner (1%)                 $     --     $     --     $      1      $      2
Net (loss) income allocated to
 limited partners (99%)                     (7)          43           52           181

      Net (loss) income               $     (7)    $     43     $     53      $    183

Net (loss) income per limited
 partnership unit:                    $   (.28)    $   1.71     $   2.06      $   7.19

          See Accompanying Notes to Consolidated Financial Statements

c)
                     VMS INVESTORS FIRST-STAGED EQUITY L.P. II
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                          (in thousands, except unit data)
                                    (unaudited)

                                  Limited
                                Partnership    General        Limited
                                    Units      Partner        Partners       Total
Original capital contributions      25,186      $    --      $ 25,186     $  25,186

Partners' capital at
  December 31, 1996                25,186      $     5      $  1,174     $   1,179

Net income for the nine months
  ended September 30, 1997             --            1            52            53

Distribution to partners               --           --          (500)         (500)

Partners' capital at
  September 30, 1997               25,186      $     6      $    726      $    732

          See Accompanying Notes to Consolidated Financial Statements

d)
                     VMS INVESTORS FIRST-STAGED EQUITY L.P. II
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (Unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   1997         1996
Cash flows from operating activities:
   Net income                                                    $   53       $  183
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                   383          378
    Amortization of loan fees and lease commissions                  14           23
    Bad debt recovery, net                                          (62)          --
    Change in accounts:
        Restricted cash                                               9            1
        Accounts receivable                                         120          (44)
        Escrows for taxes                                           (26)        (103)
        Other assets                                                 47            3
        Accounts payable                                             13            3
        Tenant security deposit liabilities                         (12)          (7)
        Other liabilities                                            78          (23)

       Net cash provided by operating activities                    617          414

Cash flows used in investing activities:
   Property improvements and replacements                           (27)         (50)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (88)         (97)
  Distributions to partners                                        (500)          (8)

       Net cash used in financing activities                       (588)        (105)

Net increase in unrestricted cash and
   cash equivalents                                                   2          259

Unrestricted cash and cash equivalents at beginning of period     2,888        2,589

Unrestricted cash and cash equivalents at end of period          $2,890       $2,848

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $  598       $  643

         See Accompanying Notes to Consolidated Financial Statements

e)
                   VMS INVESTORS FIRST-STAGED EQUITY L.P. II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of VMS Investors First-Staged Equity L.P. II (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

Affiliates of VMS Staged Equity II, Inc. received approximately $10,000 during the first nine months of 1996 as reimbursement for out-of-pocket expenses.

The Partnership has engaged an affiliate of Insignia to provide day-to-day management of the Partnership's properties under an agreement which provides for fees equal to 6% of revenues on each property. Affiliates of Insignia collected fees of approximately $110,000 and approximately $112,000 in each of the nine months ended September 30, 1997 and 1996, respectively, for property management services. An affiliate of Insignia has also provided partnership administration and management services for the Partnership. Reimbursements for direct expenses relating to these services totaled approximately $61,000 and approximately $56,000 in each of the nine months ended September 30, 1997 and 1996, respectively.

NOTE C - REFINANCING

The mortgage indebtedness of $9,203,000 matured April 1, 1996. The subtier partnerships owning the respective properties refinanced the debt with the existing lender for 5 years. The loans mature April 1, 2001, with an interest rate equal to the 11th District Cost of Funds Index plus 4%. The interest rates will be adjusted monthly with payment amounts adjusting every six months. To facilitate the refinancing of the mortgage indebtedness owed by the sub-tier partnerships, Banyon Short Term Income Trust ("Special Limited Partner") withdrew from the Partnership as of July 11, 1996. As consideration for withdrawing from the sub-tier partnerships, a liquidating distribution in the amount of approximately $8,000 was paid to the Special Limited Partner.

NOTE D - DISTRIBUTION

During the nine months ended September 30, 1997, the General Partner declared and paid a distribution to the limited partners attributable to cash flow from operations totaling approximately $500,000.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two commercial buildings. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1997 and 1996:

                                                 Average Occupancy
                                                 1997         1996
Centinella  I (1)
 Inglewood, California                            75%          75%

Centinella  II (2)
 Inglewood, California                            92%          94%

(1) The low occupancy at Centinella I can be attributed to the neighborhood in which this property is located. The property is a medical office building located near the regional hospital. Several medical offices vacated the property due to rumors that the hospital would be re-locating. The current plan is to not re-locate the hospital and therefore the General Partner is hopeful that occupancy will improve. The new owner of the hospital is hoping to expand and has requested that certain improvements be made at Centinella I in order to make it more attractive and therefore included in the expansion process. Lobby enhancements have been started as the first phase of these improvements.

(2) The decrease in occupancy at Centinella II is due to two tenants vacating the property since June 1996. These tenants occupied 2,405 square feet of space, collectively. Several prospective tenants are considering the space and the General Partner expects to obtain new tenants for this space during 1997. Although, in the first quarter of 1998, the anchor tenant at Centinella II will be vacating their current space, which approximates 45,000 square feet. If the General Partner cannot find a new tenant to lease this space, the Partnership would not be able to make its monthly debt service payment.

The Partnership realized a net loss of approximately $7,000 and net income of approximately $53,000 for the three and nine months ended September 30, 1997, respectively, compared to net income of approximately $43,000 and approximately $183,000 for the corresponding periods of 1996, respectively. The decrease in net income for the three and nine months ended September 30, 1997, as compared to the corresponding period of 1996, is primarily due to a decrease in rental income. The decrease in rental income is partially due to the tenant move-outs, as discussed above. Also, there was a reduction in the estimated recovery of common area maintenance and tax expenses. This was partially offset by a decrease in total expenses primarily due to the recovery of tenant amounts that had been previously reserved. Interest expense increased for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, as a result of an increase in the interest rates on the mortgage debt encumbering these properties. The mortgages on these properties are based on variable rates and the average interest rate has increased from 7.4% to 8.9% for the nine months ended September 30, 1996, versus the nine months ended September 30, 1997.

Included in maintenance expense for the nine months ended September 30, 1997, is approximately $5,000 of major repairs and maintenance comprised primarily of exterior painting.

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

The Partnership held unrestricted cash and cash equivalents of approximately $2,890,000 at September 30, 1997, compared to approximately $2,848,000 at September 30, 1996. Net cash provided by operating activities increased, despite a decrease in net income, due to a decrease in accounts receivable and other assets, an increase in other liabilities and a lesser increase in escrows for taxes. Accounts receivable decreased due to the timing of payments received from tenants. Other assets decreased due to the collection of reimbursements of tax amounts, which were paid by the properties on behalf of the tenants and had been accrued at December 31, 1996. Other liabilities increased as a result of
the timing of various payments.   Escrows for taxes increased by a lesser amount
due to decreased escrow requirements as a result of the refinance of the properties during the prior year (see "Note C"). Cash flows used in investing activities decreased due to fewer capital expenditures during the first nine months of 1997, as compared to the first nine months of 1996. Net cash used in financing activities increased due to distributions to partners. During the nine months ended September 30, 1997, a $500,000 distribution was made to the limited partners (see "Note D"). During the first nine months of 1996, there was a liquidating distribution of $8,000 paid to the Special Limited Partner (see "Note C").

The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $9,097,000 matures April 2001 and is amortized over 25 years. At maturity, $8,629,000 of balloon payments are due. As mentioned previously, the Partnership paid out $500,000 in distributions to its limited partners during the nine months ended September 30, 1997. Future cash distributions will depend on the levels of cash generated from operations, property sales and the availability of cash reserves.



                         PART II - OTHER INFORMATION




ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K filed during the quarter ended September 30, 1997:

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

                           Date: November 10, 1997