Form 10KSB
period 1997-12-31
VMS INVESTORS FIRST STAGED EQUITY LP II
filed 1998-03-25
CIK 790882

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997

[ ]  Transition Report Under Section 13 or 15(d) of the Securities Exchange
     Act of 1934    [No Fee Required]

               For the transition period from.........to.........

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $2,440,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.


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


                                       PART I


ITEM 1.  DESCRIPTION OF BUSINESS

VMS Investors First-Staged Equity L.P. II (the "Partnership" or "Registrant") is a limited partnership formed on February 28, 1986, under the Delaware Revised Uniform Limited Partnership Act. The business of the Partnership is to own, manage and ultimately dispose of income producing retail and commercial properties. The Partnership raised total equity of $25,186,000 from the sale of Limited Partnership Interests (the "Units" or the "Limited Partnership Units") to the public in 1986 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration Statement No. 33-4204).

Pursuant to an agreement dated July 14, 1994, a transaction was contemplated in which VMS Staged Equity II, Inc. would be replaced as General Partner by MAERIL, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia") and a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). The substitution of MAERIL, Inc. (the "General Partner") as general partner was finalized during the second quarter of 1996.

Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the Managing General Partner is now a wholly-owned subsidiary of IPT.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

A total of 29,691 Units were sold to the public at $1,000 per unit as of the termination date of the offering, October 22, 1986. Limited Partners purchased a minimum of 15 Units each with additional purchases made in multiples of 3 Units. Limited Partners paid at least one-third of the purchase price of the Units in cash upon subscription, the remainder being in the form of a non-interest bearing non-recourse note. The note provided for the optional payment of one-third of the purchase price on February 15, 1987 and 1988. The Limited Partners could have prepaid the notes at any time. As of December 31, 1988, the Partnership had collected cash contributions from Limited Partners totaling $25,186,000. Of this amount, $9,897,000 relates to initial contributions, $7,476,000 represents payments received from the second installment of the non-recourse notes and the remarketing of the defaulted Units from the second installment, and $7,813,000 represents payments received from the third and final installment of the non-recourse notes and the remarketing of the defaulted Units from the third and final installment. Any non-payment by a Limited Partner on the non-recourse note resulted in a proportionate reduction in such Limited Partner's interest in the Partnership (the Units corresponding to such non-payment are hereinafter referred to as the "Unpaid Interests") and the Unpaid Interests were remarketed. Limited Partners who elected not to make subsequent payments scheduled under the non-recourse notes did not receive an allocation of profits or losses until 1989, but have otherwise had the same rights as other Limited Partners, subject to the above-mentioned reduction in interest for the year of default or any subsequent subscription years. The Limited Partners share in the benefits of ownership of the Partnership's real property investments according to the number of Limited Partnership Units actually purchased.

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

The Partnership acquired five income producing real estate properties during 1986 through the purchase of 99.99% general partnership interests (subsequently converted to limited partnership interests) in sub-tier partnerships that owned the properties. Two of these properties were sold, with one of the related sub-tier partnerships being liquidated prior to January 1, 1993. One of the original sub-tier partnerships was liquidated in March of 1994 after a property was lost to foreclosure, leaving the Partnership with two operating properties.

Further discussion of the Partnership's business is included in "Management's Discussion and Analysis of Financial Condition or Plan of Operation" included in "Item 6." of this Form 10-KSB.

The real estate business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in this industry. Competition is primarily on the basis of location, rents, services, and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

The Partnership has no employees. Partnership management and administrative services, as well as property management services, are performed by affiliates of Insignia. The property manager is responsible for the day-to-day operations of each property. The General Partner has also selected an affiliate of Insignia to provide real estate advisory and asset management services to the Partnership. As advisor, such affiliate provides all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing.


ITEM 2.     DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investments in properties:

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

Centinella II  06/01/86   Fee ownership subject    Medical Facility
                          to first mortgage        63,103 sq.ft. located on
                                                   25,266 sq.ft. of land.
                                                   Property subject to ground
                                                   lease.(1)

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


SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                    Gross
                  Carrying  Accumulated                              Federal
Property            Value   Depreciation      Rate        Method    Tax Basis

Centinella I      $ 4,751     $ 2,577       5-7  yrs      150% DB     $1,784
                                           21-28 yrs        S/L

Centinella II     $ 8,183     $ 3,700       5-7  yrs      150% DB      2,786
                                           21-28 yrs        S/L
                  $12,934     $ 6,277                                 $4,570


See "Note A" of the Consolidated Financial Statements included in "Item 7." for a description of the Partnership's depreciation policy. The principal businesses occupying space at Centinella I and Centinella II include doctors' offices and other medical facilities.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)


                     Principal                                      Principal
                    Balance At                                       Balance
                   December 31,  Interest    Period     Maturity     Due At
     Property          1997        Rate     Amortized     Date      Maturity

 Centinella I
    1st mortgage    $ 3,468         (1)      25 yrs     04/01/01     $3,300


 Centinella II
    1st mortgage      5,601         (1)      25 yrs     04/01/01      5,329

      Total         $ 9,069                                          $8,629

1) The interest rates adjust monthly with payments adjusting every six months based on the 11th District Cost of Funds Index plus 4% as provided by the loan documents. The current adjusted rate (8.96%) will remain in effect until the next adjustment date.

Mortgage indebtedness of approximately $9,203,000 originally matured April 1, 1996. The subtier partnerships owning the respective properties refinanced the debt with the existing lender for 5 years. The debt is non-recourse, however the properties are cross-collateralized. (Refer to "Note C" of the Consolidated Financial Statements in "Item 7." for a further discussion).


SCHEDULE OF RENTAL RATES AND OCCUPANCY:



                                    Average Annual                Average
                                      Rental Rates               Occupancy
Property                        1997            1996          1997       1996

Centinella I                $26.91/sq.ft.  $26.18/sq.ft.      68%         79%

Centinella II               27.14/sq.ft.   27.35/sq.ft.       93%         95%


The decrease in occupancy at Centinella I can be attributed to the neighborhood in which this property is located. The property is a medical office building located near the regional hospital. Several medical offices vacated the property due to rumors that the hospital would be re-locating. The current plan is to not re-locate the hospital and therefore the General Partner is hopeful that occupancy will improve. The new owner of the hospital is hoping to expand and has requested that certain improvements be made at Centinella I in order to make it more attractive and therefore included in the expansion process. Lobby enhancements have been started as the first phase of these improvements.

Although occupancy at Centinella II is relatively high at December 31, 1997, in the third quarter of 1998, the anchor tenant at Centinella II will be vacating their current space, which approximates 48,000 square feet or approximately 76% of the total leaseable square feet of the property. The General Partner believes that cash on hand will be sufficient to cover debt service payments temporarily. The General Partner is confident that at least part of this space will be re-leased prior to the end of 1998. Additionally, repairs and improvements are planned to update the appearance of the property and help attract new tenants. However, there is no guarantee that the General Partner will be successful in leasing the space.

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other commercial buildings in the area. The General Partner believes that all of the properties are adequately insured.

The following is a schedule of the lease expirations for the years 1998-2007:
(dollar amounts in thousands)


                    Number of                               % of Gross
                   Expirations   Square Feet  Annual Rent  Annual Rent
Centinella I
1998                    2          4,581       $   121        16.94%
1999                    1          2,719            65         9.12%
2000                    3          6,986           170        23.70%
2001-2007               -             --            --           --

Centinella II
1998                    1         47,816       $ 1,320       85.62%
1999                    1          1,029            23        1.52%
2000                    1          2,001            51        3.29%
2001-2007               -             --            --          --

(Nine month-by-month leases contribute approximately $508,000 to annual rental income for the Partnership of which approximately $360,000, 50.24%, of gross annual rent for 13,884 sq.ft. relates to six leases with Centinella I and approximately $148,000 or 9.57% of gross annual rent for 5,555 sq.ft. relates to three leases with Centinella II.)

The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for each property:


                   Nature of      Square Footage  Annual Rent Per     Lease
                     Business         Leased         Square Foot   Expirations

Centinella I    Medical Facility       8,431          $26.03      Month-by-Month
Centinella II   Medical Facility      47,816           27.60         7/14/98

Real estate taxes and rates in 1997 for each property were:


                                   1997           1997
                                   Taxes          Rate
                              (in thousands)

 Centinella I                      $ 31          1.34%
 Centinella II                       50          1.34%

ITEM 3. LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 1997, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED PARTNER MATTERS

As of December 31, 1997, there were 25,186 Units outstanding held by 1,536 Limited Partners of record. There is no current public market nor is it anticipated that there will be a public market for the Units.

During the year ended December 31, 1997, cash distributions of approximately $500,000 ($19.85 per limited partnership unit) were made to the Limited Partners. During the year ended December 31, 1996, a special liquidating distribution of $8,000 was made to a special limited partner in one of the sub-tier Partnerships. See "Note C" to the financial statements in "Item 7." for a discussion of this distribution. Future cash distributions will be dependent upon the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income of approximately $39,000 for the year ended December 31, 1997, compared to net income of approximately $221,000 for the year ended December 31, 1996. The decrease in net income is primarily due to a decrease in rental income. The decrease in rental income is due to reduced occupancy levels at both of the Partnership's properties, as discussed in "Item 2.". Also, there was a reduction in the estimated recovery of common area maintenance and tax expenses. Operating expense increased for the year ended December 31, 1997, due to improvements started at both investment properties in an effort to attract new tenants to occupy vacant spaces, as well as, prepare for the move-out of the anchor tenant in Centinella II in the third quarter of 1998. Interest expense increased slightly for the year ended December 31, 1997, as compared to the year ended December 31, 1996, as a result of increased amortization of loan costs resulting from loan costs paid in conjunction with the refinancing in 1996, as discussed below.

Included in operating expense for the year ended December 31, 1997, is approximately $5,000 of major repairs and maintenance comprised primarily of exterior painting.

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

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of approximately $2,628,000 at December 31, 1997, compared to approximately $2,888,000 at December 31, 1996. There was a decrease in net cash of approximately $260,000 for the year ended December 31, 1997 compared to an increase of approximately $299,000 for the year ended December 31, 1996. Net cash provided by operating activities increased, despite a decrease in net income, due to a decrease in receivables and deposits. Accounts receivable decreased due to the timing of payments received from tenants and the collection of reimbursements of tax amounts, which were paid by the properties on behalf of the tenants and had been accrued at December 31, 1996. Net cash used in investing activities increased due to an increase in net deposits to restricted escrows during 1997, as compared to 1996. Deposits made to restricted escrows are pursuant to certain requirements of mortgage notes payable as further discussed in "Note A" to the financial statements in "Item 7.". Net cash used in financing activities increased due to distributions to partners. During the year ended December 31, 1997, a $500,000 distribution was made to the Limited Partners. During the year ended December 31, 1996, there was a liquidating distribution of $8,000 paid to the Special Limited Partner.

The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $9,069,000 matures April 2001 and is amortized over 25 years. At maturity, approximately $8,629,000 of balloon payments are due. As mentioned previously, the Partnership paid out $500,000 in distributions to its limited partners during the year ended December 31, 1997. Future cash distributions will depend on the levels of cash generated from operations, property sales and the availability of cash reserves.

Mortgage indebtedness of approximately $9,203,000 originally matured April 1, 1996. The subtier partnerships owning the respective properties refinanced the debt with the existing lender for 5 years. The loans will mature April 1, 2001, with an interest rate equal to the 11th District Cost of Funds Index plus 4%. The interest rates will be adjusted monthly with payment amounts adjusting every six months.

YEAR 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

OTHER

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7. FINANCIAL STATEMENTS


VMS INVESTORS FIRST-STAGED EQUITY L.P. II

LIST OF CONSOLIDATED FINANCIAL STATEMENTS


       Report of Ernst & Young, LLP, Independent Auditors

       Consolidated Balance Sheet at December 31, 1997

       Consolidated Statements of Operations for the years ended
       December 31, 1997 and 1996

       Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 1997 and 1996

       Consolidated Statements of Cash Flows for the years ended
       December 31, 1997 and 1996

       Notes to Consolidated Financial Statements











                 Report of Ernst & Young LLP, Independent Auditors



The Partners
VMS Investors First-Staged Equity, L.P. II


We have audited the accompanying consolidated balance sheet of VMS Investors First-Staged Equity, L.P. II as of December 31, 1997, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VMS Investors First-Staged Equity, L.P. II at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                            /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 25, 1998,
except for Note "J" as to which the date is March 17, 1998


                   VMS INVESTORS FIRST-STAGED EQUITY L.P. II
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1997



Assets
  Cash and cash equivalents                                        $ 2,628
  Receivables and deposits, net of allowance
     for doubtful accounts of $28                                      100
  Restricted escrows                                                   572
  Other assets                                                          94
  Investment properties (Notes B and G):
    Leasehold interests                            $ 1,386
    Buildings and related personal property         11,548
                                                    12,934
     Less accumulated depreciation                  (6,277)          6,657

                                                                   $10,051
Liabilities and Partners' Capital
Liabilities
  Accounts payable                                                 $    16
  Tenant security deposits                                              53
  Other liabilities                                                    195
  Mortgage notes payable (Notes B, C and G)                          9,069
Partners' Capital
  General partner                                  $     5
  Limited partners (25,186 units
     issued and outstanding)                           713             718


                                                                   $10,051

         See Accompanying Notes to Consolidated Financial Statements

                   VMS INVESTORS FIRST-STAGED EQUITY L.P. II
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                       Years Ended December 31,
                                                          1997          1996

Revenues:
 Rental income                                          $ 2,310       $ 2,420
 Other income                                               130           127
    Total revenues                                        2,440         2,547

Expenses:
 Operating                                                  812           766
 General and administrative                                 155           150
 Depreciation                                               515           503
 Interest                                                   834           817
 Property taxes                                              85            90
    Total expenses                                        2,401         2,326

Net income                                              $    39       $   221

Net income allocated to general partner (1%)            $    --       $     2
Net income allocated to limited partners (99%)               39           219

                                                        $    39       $   221

Net income per limited partnership unit                 $  1.53       $  8.70

             See Accompanying Notes to Consolidated Financial Statements


                   VMS INVESTORS FIRST-STAGED EQUITY L.P. II
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                        (in thousands, except unit data)





                                      Limited
                                    Partnership   General   Limited
                                       Unit       Partner   Partners   Total

Original capital contributions        25,186      $     --  $ 25,186   $25,186

Partners' capital at
 December 31, 1995                    25,186      $      3  $    963   $   966

Net income for the year ended
  December 31, 1996                       --             2       219       221

Liquidating distributions to
  Special Limited Partner (Note C)        --            --        (8)       (8)

Partners' capital at
  December 31, 1996                   25,186             5     1,174     1,179

Net income for the year ended
  December 31, 1997                       --            --        39       39

Distribution to partners                  --            --      (500)     (500)

Partners' capital at
  December 31, 1997                   25,186      $      5  $    713   $   718

               See Accompanying Notes to Consolidated Financial Statements


                   VMS INVESTORS FIRST-STAGED EQUITY L.P. II
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                        Years Ended December 31,
                                                           1997         1996
Cash flows from operating activities:
   Net income                                            $   39        $  221
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation                                          515           503
      Amortization of loan costs and lease commissions       44            33
      Change in accounts:
       Receivables and deposits                             124           (15)
       Other assets                                          (6)            5
       Accounts payable                                       4           (12)
       Tenant security deposit liabilities                  (12)           (6)
       Other liabilities                                     93            20

           Net cash provided by operating activities        801           749

Cash flows from investing activities:
   Property improvements and replacements                   (49)          (49)
   Net deposits to restricted escrows                      (396)         (176)

           Net cash used in investing activities           (445)         (225)

Cash flows from financing activities:
    Payments on mortgage notes payable                     (116)         (115)
    Loan costs paid                                          --          (102)
    Distributions to partners                              (500)           (8)

           Net cash used in financing activities           (616)         (225)

Net (decrease) increase in cash and cash equivalents       (260)          299

Cash and cash equivalents at beginning of year            2,888         2,589

Cash and cash equivalents at end of year                 $2,628        $2,888

Supplemental disclosure of cash flow information:
   Cash paid for interest                                $  800        $  783

            See Accompanying Notes to Consolidated Financial Statements


                   VMS INVESTORS FIRST-STAGED EQUITY L.P. II
                   Notes to Consolidated Financial Statements
                               December 31, 1997

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

VMS Investors First-Staged Equity L.P. II (the "Partnership" or "Registrant") is a limited partnership organized in February 1986, under the Delaware Revised Uniform Limited Partnership Act. The Partnership commenced operations on June 1, 1986, and is in the business of owning, managing, and ultimately disposing of income producing retail and commercial properties. At December 31, 1997, the Partnership owns and manages two medical facilities in California.

Pursuant to an agreement dated July 14, 1994, a transaction was contemplated in which VMS Staged Equity II, Inc. would be replaced as General Partner by MAERIL, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia"). The substitution of MAERIL, Inc. (the "General Partner") as general partner was finalized during the second quarter of 1996.

Effective February 25, 1998, MAERIL was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the Managing General Partner is now a wholly-owned subsidiary of IPT.

Pursuant to the terms in the Partnership Agreement, net operating profits or losses and operating cash flow beginning June 1, 1986, are allocated 1% to the General Partner and 99% to the Limited Partners. The allocation of profits and losses to and among the Limited Partners is subject to certain special allocations as described in the Partnership Agreement. The receipt by the General Partner of such 1% of operating cash flow shall be subordinated to the receipt by the Limited Partners of operating cash flow equal to their 10% annual preferred return.

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

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99% limited partnership interests in Centinella GP, L.P., VMS 1985-253, LP. and VMS 1985-254, LP. The Partnership may remove the General Partner of Centinella GP, L.P., VMS 1985-253, LP. and VMS 1985-254, LP; therefore, the partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

Depreciation

Depreciation is computed using the following methods and estimated useful lives:


                                                          Lives
                                          Method         (Years)
Commercial buildings
and improvements                     Straight-line        21-28

Personal Property                    150% Declining        5-7
                                        Balance



Investment Properties

Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustment for impairment of value was recorded for the years ended December 31, 1997 or 1996.

Loan Costs and Leasing Commissions

Loan costs are being amortized on a straight-line basis over the lives of the respective loans. Loan costs of approximately $102,000, net of accumulated amortization of approximately $36,000, are included in other assets in the accompanying balance sheet. Leasing commissions are amortized on a straight-line basis over the terms of the leases to which they relate. Leasing commissions of approximately $52,000, net of accumulated amortization of approximately $38,000, are included in other assets in the accompanying balance sheet.

Leases

The Partnership generally leases commercial building space under lease terms ranging from twelve months to six years.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in banks, money market funds, and certificates of deposit with original maturities of less than 90 days. At certain times the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security deposits

The Partnership may require security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted Escrows

As a requirement of the mortgage notes, the properties are required to deposit on a quarterly basis all excess cash flow (as defined in the mortgage agreements) accumulated for the quarter. These proceeds are to be used to fund tenant improvements in connection with the organization, renewal and modification of tenant leases and for paying leasing commissions. The balance in the account at December 31, 1997, was approximately $572,000.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value

The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at an estimated borrowing rate currently available to the Partnership, approximates its carrying value.

Reclassification

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - MORTGAGE NOTES PAYABLE

The principle terms and amounts of mortgage notes payable are as follows (dollar amounts in thousands):

                   Principal    Monthly                       Principal
                   Balance At   Payment    Stated              Balance
                    December   Including  Interest  Maturity   Due At
Property              1997     Interest     Rate      Date    Maturity

Centinella I
    1st mortgage    $3,468       $30        (1)     04/01/01   $3,300
Centinella II
   1st mortgage      5,601        48        (1)     04/01/01    5,329

    Totals          $9,069                                     $8,629


(1) The interest rates adjust monthly with payments adjusting every six months based on the 11th District Cost of Funds Index plus 4% as provided by the loan documents. The current adjusted rate (8.96%) will remain in effect until the next adjustment date.

Mortgage indebtedness of approximately $9,203,000 originally matured April 1, 1996. The subtier partnerships owning the respective properties refinanced the debt with the existing lender for 5 years. Refer to "Note C" for a further discussion.

All mortgage agreements include non-recourse provisions which limit the lenders' remedies in the event of default to the specific properties and related revenues collateralizing each loan. The properties are cross-collateralized.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1997, are as follows (dollar amounts in thousands):


              1998            $  120
              1999               132
              2000               144
              2001             8,673
                              $9,069

NOTE C - REFINANCING

Mortgage indebtedness of approximately $9,203,000 originally matured April 1, 1996. The subtier partnerships owning the respective properties refinanced the debt with the existing lender for 5 years. The loans will mature April 1, 2001, with an interest rate equal to the 11th District Cost of Funds Index plus 4%. The interest rates will be adjusted monthly with payment amounts adjusting every six months.

To facilitate the refinancing of the mortgage indebtedness owed by the subtier partnerships, the limited partnership agreements of the respective subtier partnerships were amended, effective July 11, 1996, as follows:

1. The general partnership interests owned by the Partnership in the sub-tier partnerships were converted to limited partnership interests in those partnerships, such that the Partnership is the sole limited partner owning a 99.0% limited partnership interest in each of the sub-tier partnerships.

2. The limited partnership interests owned by MAERIL, Inc. ("MAERIL") in the sub-tier partnerships were converted to general partnership interests in the partnerships and were assigned by MAERIL to Centinella GP, L.P. which was admitted to the sub-tier partnerships as the new general partner. Centinella GP now owns a 1.0% general partnership interest in the partnerships. The Partnership owns a 99.0% limited partnership interest in Centinella GP, L.P.

3. Banyon Short Term Income Trust, ("Special Limited Partner") withdrew from the sub-tier partnerships as of July 11, 1996. The interests of the Special Limited Partner in certain distributions of Capital Items were allocated among the remaining partners in the respective partnerships, pro rata, in accordance with their partnership interest, from and after July 11, 1996.

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

A reconciliation of net income as reported and Federal taxable income (loss) is as follows:

                                                  1997           1996

Net income as reported                          $  39         $  221
  Depreciation and amortization differences        41             10
  Allowance for doubtful accounts                 (65)            23
  Other                                            25             18

Federal taxable income                          $  40         $  272

Federal taxable income per limited
  partnership unit                              $1.57         $10.69

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets:



     Net assets as reported                   $     718
     Land and buildings                          (1,136)
     Accumulated depreciation                      (951)
     Syndication costs                            4,151
     Other                                           56
     Loan costs                                   1,889
     Accumulated Amortization                      (752)
      Net assets - Federal tax basis          $   3,975

NOTE E - TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to the General Partner and affiliates in 1997 and 1996:

                                                         1997          1996
                                                           (in thousands)
Property management fees (included in operating
   expenses)                                             $145          $146
Reimbursement for services of affiliates (included
   in general and administrative expenses and
   other assets)                                           89            76

Included in reimbursement for services of affiliates at December 31, 1997, is approximately $8,000 of leasing commissions paid.

In addition to the amounts above, affiliates of VMS Staged Equity II, Inc., the former General Partner, received approximately $10,000 in 1996 as reimbursement for certain out-of-pocket expenses.


NOTE F - OPERATING LEASES
(dollar amounts in thousands)

The Partnership receives rental income from leasing of commercial space under operating leases. Minimum future rentals under operating leases with initial or remaining terms in excess of one year for the Partnership as of December 31, 1997, are as follows:


            1998                             $  1,105
            1999                                  293
            2000                                   96
                                             $  1,494

Centinella I and Centinella II, as lessees, lease the land underlying the properties. Centinella I's rent is $100 per annum plus bonus rent representing a percentage of annual rental revenues in excess of a calculated base dollar amount. Centinella I's bonus rent totaled $79,000 for 1997 and 1996. Centinella II's rent is $100 per annum. These leases expire in the year 2052. The ground leases grant the ground lessors the option to purchase the leasehold estates in 1995 (which was not exercised), 2010 and 2030 at a price equal to the fair market value at the date of exercise, provided that the ground lessor exercises its option to purchase both lease hold estates simultaneously.

NOTE G - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

The following tables set forth the Partnership's investment in properties (dollar amounts in thousands):

                                    Initial Cost
                                    To Partnership
                                                          Cost
                                          Buildings    Capitalized
                                         and Related (Written Down)
                              Leasehold   Personal    Subsequent to
Description     Encumbrances  Interests   Property     Acquisition

Centinella I       $3,468      $  369      $ 4,153       $229
Centinella II       5,601       1,017        6,938        228

      Totals       $9,069      $1,386      $11,091       $457

Centinella I and Centinella II, as lessees, lease the land underlying Centinella I and Centinella II. These leases expire in the year 2052.


              Gross Amount At Which Carried
                   At December 31, 1997

                          Buildings
                         And Related
               Leasehold   Personal            Accumulated    Date of     Date    Depreciable
Description    Interests   Property    Total  Depreciation Construction Acquired  Life-Years
Centinella I    $  369    $  4,382   $ 4,751     $2,577        1973       06/86       5-28
Centinella II    1,017       7,166     8,183      3,700        1979       06/86       5-28

     Total      $1,386    $ 11,548   $12,934     $6,277

Reconciliation of "Investment Properties and Accumulated Depreciation" (in thousands):


                                             Year Ended      Year Ended
                                            December 31,    December 31,
                                                1997            1996
Investment Properties
Balance at beginning of year                $ 12,885         $ 12,836
   Property improvements                          49               49

Balance at end of year                      $ 12,934         $ 12,885

Accumulated Depreciation
Balance at beginning of year                $  5,762         $  5,259
   Amounts charged to expense                    515              503

Balance at end of year                      $  6,277         $  5,762

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, is approximately $11,798,000 and $11,749,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is approximately $7,228,000 and $6,768,000, respectively.

NOTE H - DISTRIBUTION

During the year ended December 31, 1997, the General Partner declared and paid a distribution to the Limited Partners attributable to cash flow from operations totaling approximately $500,000 ($19.85 per limited partnership unit).

NOTE I - MAJOR TENANTS
(dollar amounts in thousands)

Rent from a tenant representing at least 10% of rental income was as follows:

                                          For the Years Ended
                             December 31, 1997         December 31, 1996
                            Amount      Percent       Amount       Percent

Kerlan-Jobe Orthopedics     $1,320      57.14%        $1,320        53.46%

NOTE J - SUBSEQUENT EVENT

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                      PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names of the directors and executive officers of MAERIL, Inc., the Partnership's General Partner and wholly-owned subsidiary of Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"), their ages and the nature of all positions presently held by them are as follows:


     Name                                Age         Position

Carroll D. Vinson                        57         President and Director

Robert D. Long, Jr.                      30         Vice President and Chief
                                                    Accounting Officer

William H. Jarrard, Jr.                  51         Vice President

Daniel M. LeBey                          32         Secretary

Kelley M. Buechler                       40         Assistant Secretary


Carroll D. Vinson has been President and Director of the General Partner and President of Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, and subsidiaries since August 1994. He has acted as Chief Operating Officer of IPT, since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director - President during 1991.

Robert D. Long, Jr. has been Vice President of the General Partner since August 1994. Mr. Long joined MAE, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

William H. Jarrard, Jr. has been Vice President of the General Partner since August 1994. He has acted as Senior Vice President of IPT since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Daniel M. LeBey has been Secretary of the General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the General Partner since January 1993 and Assistant Secretary of Insignia since 1991.

ITEM 10.   EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, certain fees and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions".

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 1998, no security holder was known by Registrant to be the beneficial owner of more than 5% of the Units of Registrant.

As of March 1998, no director or officer of the General Partner owns, nor do the directors or officers as a whole own more than 1% of the Registrant's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Registrant.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

The following expenses were made to the General Partner and affiliates in 1997 and 1996:

                                                         1997          1996
                                                           (in thousands)
Property management fees                                 $145          $146

Reimbursement for services of affiliates                   89            76

Included in reimbursement for services of affiliates at December 31, 1997, is approximately $8,000 of leasing commissions paid.

In addition to the above amounts, affiliates of VMS Staged Equity II, Inc., the former General Partner, received approximately $10,000 in 1996 as reimbursement for certain out-of-pocket expenses.



                                    PART IV


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K


     (a)    Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     (b)    Reports on Form 8-K filed during the fourth quarter of 1997:  None.


                                     SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                INVESTORS FIRST-STAGED EQUITY L.P. II

                                By:    MAERIL, Inc.
                                       General Partner


                                By:    /s/Carroll D. Vinson
                                       Carroll D. Vinson
                                       President


                                Date:  March 24, 1998



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/Carroll D. Vinson                President
Carroll D. Vinson


/s/Robert D. Long, Jr.              Vice President and Chief
Robert D. Long, Jr.                 Accounting Officer



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

(10A) Stipulation Regarding Entry of Agreed Final Judgment of Foreclosure and Order Relieving Receiver of Obligation to Operate Subject Property
                            - Kendall Mall is incorporated by reference to the Form 10-QSB dated June 30, 1994.

27                          Financial Data Schedule