Form 10QSB
period 1998-03-31
VMS INVESTORS FIRST STAGED EQUITY LP II
filed 1998-05-12
CIK 790882

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


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


                                 (864) 239-1000
                           Issuer's telephone number


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
                                  (Unaudited)

                                 March 31, 1998


Assets
  Cash and cash equivalents                                           $ 2,790
  Receivables and deposits, net of allowance
    for doubtful accounts of $33                                          142
  Restricted escrows                                                      684
  Other assets                                                             82
  Investment properties:
     Leasehold interests                                $ 1,386
     Buildings and related personal property             11,631
                                                         13,017
     Less accumulated depreciation                       (6,404)        6,613
                                                                      $10,311


Liabilities and Partners' Capital
Liabilities
  Accounts payable                                                    $    60
  Tenant security deposit liabilities                                      53
  Accrued property taxes                                                   21
  Other liabilities                                                       427
  Mortgage notes payable                                                9,041
Partners' Capital
  General partner                                       $     5
  Limited partners (25,186 units
     issued and outstanding)                                704           709
                                                                      $10,311


          See Accompanying Notes to Consolidated Financial Statements


b)
                   VMS INVESTORS FIRST-STAGED EQUITY L.P. II
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)



                                                           Three Months Ended
                                                                March 31,
                                                            1998         1997
Revenues:
 Rental income                                            $  545       $  575
 Other income                                                 23           30
    Total revenues                                           568          605

Expenses:
 Operating                                                   190          200
 General and administrative                                   29           45
 Depreciation                                                127          126
 Interest                                                    208          202
 Property taxes                                               23           23
    Total expenses                                           577          596

Net (loss) income                                         $   (9)      $    9

Net (loss) income allocated to general partner (1%)       $   --       $   --
Net (loss) income allocated to limited partners (99%)         (9)           9

                                                          $   (9)      $    9

Net (loss) income per limited partnership unit            $ (.36)      $  .36


          See Accompanying Notes to Consolidated Financial Statements


c)
                     VMS INVESTORS FIRST-STAGED EQUITY L.P. II
              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                          (in thousands, except unit data)
                                    (unaudited)



                                  Limited
                                Partnership  General   Limited
                                   Units     Partner  Partners     Total

Original capital contributions   25,186      $  --    $ 25,186   $ 25,186

Partners' capital at
  December 31, 1997              25,186      $   5    $    713   $    718

Net loss for the three months
   ended March 31, 1998              --         --          (9)        (9)

Partners' capital at
  March 31, 1998                 25,186      $   5    $    704   $    709


          See Accompanying Notes to Consolidated Financial Statements

d)
                     VMS INVESTORS FIRST-STAGED EQUITY L.P. II
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (Unaudited)



                                                          Three Months Ended
                                                               March 31,
                                                           1998       1997
Cash flows from operating activities:
  Net (loss) income                                      $   (9)     $    9
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
    Depreciation                                            127         126
    Amortization of loan costs and lease commissions          7           2
    Change in accounts:
       Receivables and deposits                             (42)         57
       Other assets                                           5           3
       Accounts payable                                      44           8
       Accrued property taxes                                21          23
       Other liabilities                                    232          (1)

         Net cash provided by operating activities          385         227

Cash flows from investing activities:
  Property improvements and replacements                    (83)         --
  Net deposits to restricted escrows                       (112)         --

         Net cash used investing activities                (195)         --

Cash flows used in financing activities:
  Payments on mortgage notes payable                        (28)        (27)

Net increase in cash and cash equivalents                   162         200

Cash and cash equivalents at beginning of period          2,628       2,888

Cash and cash equivalents at end of period               $2,790      $3,088

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $  203      $  202


          See Accompanying Notes to Consolidated Financial Statements


e)
                   VMS INVESTORS FIRST-STAGED EQUITY L.P. II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of VMS Investors First-Staged Equity L.P. II (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The General Partner is a wholly-owned subsidiary of Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to the General Partner and affiliates for the three months ended March 31, 1998 and 1997:


                                                         1998          1997
                                                           (in thousands)
Property management fees (included in operating
   expenses)                                             $ 54          $ 36
Reimbursement for services of affiliates (included
   in general and administrative expenses and
   investment property)                                    19            19


Included in reimbursement for services of affiliates at March 31, 1998, is approximately $4,000 of construction oversight reimbursements.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two commercial buildings. The following table sets forth the average occupancy of the properties for the quarters ended March 31, 1998 and 1997:


                                  Average Occupancy
                                   1998         1997

Centinella I                       68%          78%
Centinella II                      92%          92%


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

Although occupancy at Centinella II is relatively high at March 31, 1998, in the third quarter of 1998, the anchor tenant at Centinella II will be vacating their current space, which approximates 48,000 square feet or approximately 76% of the total leaseable square feet of the property. The General Partner believes that cash on hand will be sufficient to cover debt service payments temporarily. The General Partner is confident that at least part of this space will be re-leased prior to the end of 1998. Additionally, repairs and improvements are planned to update the appearance of the property and help attract new tenants. However, there is no guarantee that the General Partner will be successful in leasing the space.

The Partnership realized a net loss of approximately $9,000 for the quarter ended March 31, 1998, compared to net income of $9,000 for the corresponding period of 1997. The decrease in net income is due primarily to a decrease in rental income but was partially offset by a decrease in expenses. Rental income decreased due to the reduced occupancy level at Centinella I, as discussed above. The decrease in expenses is mainly due to a decrease in operating and general and administrative expenses, but was partially offset by an increase in interest expense. General and administrative expenses decreased for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997, due to miscellaneous legal fees incurred in 1997 related to modifications of the existing loans. Operating expenses decreased primarily due to a decrease in contract cleaning at Centinella II. Interest expense increased for the quarter ended March 31, 1998, as a result of increases in the interest rates related to the property mortgages. Interest rates during the first quarter of 1998 were slightly higher than during the first quarter of 1997.

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

The Partnership had cash and cash equivalents of approximately $2,790,000 at March 31, 1998, compared to cash and cash equivalents of approximately $3,088,000 at March 31, 1997. Cash and cash equivalents increased approximately $162,000 and $200,000 for the periods ended March 31, 1998 and 1997, respectively. Cash provided by operating activities increased for the period ended March 31, 1998, as compared to March 31, 1997, primarily due to an increase in other liabilities but was partially offset by an increase in receivables and deposits. The increase in other liabilities is mainly due to an increase in prepaid rent at Centinella II, due to the anchor tenant prepaying its rent through July 1998. Tenant receivables increased due to the timing of the collection of monthly rents. Cash used in investing activities increased due to an increase in property improvements and replacements at both properties and an increase in deposits to restricted escrows. There were no property improvements or replacements during the three months ended March 31, 1997, while improvements are beginning to be made in 1998 in an effort to attract new tenants to occupy vacant spaces, as well as, prepare for the move-out of the anchor tenant in Centinella II in the third quarter of 1998. Deposits to restricted escrows during the quarter ended March 31, 1998, resulted from the deposit of excess cash as required by the mortgage notes. These proceeds are to be used to fund tenant improvements in connection with the organization, renewal and modification of tenant leases and for paying leasing commissions. Net cash used in financing activities resulted from principal payments made on the mortgage notes payable for the three months ended March 31, 1998.

The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $9,041,000 matures April 2001 and is amortized over 25 years. At maturity, approximately $8,629,000 of balloon payments are due. There were no cash distributions during the quarters ended March 31, 1998 or March 31, 1997. Future cash distributions will depend on the levels of cash generated from operations, property sales and the availability of cash reserves.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                          PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)     Reports on Form 8-K filed during the quarter ended March 31, 1998:
            None.
                                     SIGNATURES



  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                      VMS INVESTORS FIRST-STAGED EQUITY L.P. II



                      By: MAERIL, Inc.
                          General Partner

                      By: /s/ Carroll D. Vinson
                          Carroll D. Vinson
                          President/Director

                      By: /s/ Robert D. Long, Jr.
                          Robert D. Long, Jr.
                          Vice President/CAO

                      Date:  May 12, 1998