Form 10QSB
period 1998-06-30
VMS INVESTORS FIRST STAGED EQUITY LP II
filed 1998-08-11
CIK 790882

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


                  For the quarterly period ended June 30, 1998


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
                                  (Unaudited)

                                 June 30, 1998



Assets
  Cash and cash equivalents                                          $ 2,351
  Receivables and deposits, net of allowance
    for doubtful accounts of $23                                         110
  Restricted escrows                                                     959
  Other assets                                                            81
  Investment properties:
     Leasehold interests                                $ 1,386
     Buildings and related personal property             11,665
                                                         13,051
     Less accumulated depreciation                       (6,533)       6,518
                                                                     $10,019


Liabilities and Partners' Capital
Liabilities
  Accounts payable                                                   $     2
  Tenant security deposit liabilities                                     54
  Other liabilities                                                      136
  Mortgage notes payable                                               9,011

Partners' Capital
  General partner                                       $     6
  Limited partners (25,186 units
     issued and outstanding)                                810          816
                                                                     $10,019

          See Accompanying Notes to Consolidated Financial Statements

b)
                   VMS INVESTORS FIRST-STAGED EQUITY L.P. II
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)



                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                     1998        1997        1998        1997
Revenues:
 Rental income                     $ 598       $ 583       $ 1,143     $1,158
 Other income                         34          35            57         65
    Total revenues                   632         618         1,200      1,223

Expenses:
 Operating                           133         174           323        374
 General and administrative           33          42            62         87
 Depreciation                        129         128           256        254
 Interest                            209         199           417        401
 Property taxes                       21          24            44         47
    Total expenses                   525         567         1,102      1,163

      Net income                   $ 107       $  51       $    98     $   60

Net income allocated to
 general partner (1%)              $   1       $   1       $     1     $    1
Net income allocated to
 limited partners (99%)              106          50            97         59

                                   $ 107       $  51       $    98     $   60

Net income per limited
 partnership unit                  $4.21       $1.99       $  3.85     $ 2.34

          See Accompanying Notes to Consolidated Financial Statements

c)
                     VMS INVESTORS FIRST-STAGED EQUITY L.P. II
              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                          (in thousands, except unit data)
                                    (unaudited)



                                    Limited
                                  Partnership   General    Limited
                                     Units      Partner    Partners    Total

Original capital contributions     25,186       $  --     $ 25,186    $ 25,186

Partners' capital at
  December 31, 1997                25,186       $   5     $    713    $    718

Net income for the six months
   ended June 30, 1998                 --           1           97          98

Partners' capital at
  June 30, 1998                    25,186       $   6     $    810    $    816

          See Accompanying Notes to Consolidated Financial Statements

d)
                     VMS INVESTORS FIRST-STAGED EQUITY L.P. II
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (Unaudited)



                                                          Six Months Ended
                                                              June 30,
                                                          1998        1997
Cash flows from operating activities:
  Net income                                            $   98      $   60
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                           256         254
    Amortization of loan costs and lease commissions        14           9
    Change in accounts:
       Receivables and deposits                            (10)        108
       Other assets                                         (1)         (9)
       Accounts payable                                    (14)          4
       Accrued property taxes                               --           6
       Other liabilities                                   (59)         26
       Tenant security deposit liabilities                   1          (7)

         Net cash provided by operating activities         285         451

Cash flows from investing activities:
  Property improvements and replacements                  (117)        (24)
  Net deposits to restricted escrows                      (387)         --

         Net cash used investing activities               (504)        (24)

Cash flows from financing activities:
  Payments on mortgage notes payable                       (58)        (61)
  Distributions to partners                                 --        (472)

         Net cash used in financing activities             (58)       (533)

Net decrease in cash and cash equivalents                 (277)       (106)

Cash and cash equivalents at beginning of period         2,628       2,888

Cash and cash equivalents at end of period              $2,351      $2,782

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $  406      $  398

          See Accompanying Notes to Consolidated Financial Statements

e)
                   VMS INVESTORS FIRST-STAGED EQUITY L.P. II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of VMS Investors First-Staged Equity L.P. II (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.


NOTE B - TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The General Partner is a wholly-owned subsidiary of Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to the General Partner and affiliates for the six months ended June 30, 1998 and 1997:


                                                         1998         1997
                                                           (in thousands)
Property management fees (included in operating
   expenses)                                             $ 64         $ 72
Reimbursement for services of affiliates (included
   in general and administrative expenses and
   investment property)                                    32           36


Included in reimbursement for services of affiliates was approximately $4,000 of construction oversight reimbursements for the six months ended June 30, 1998.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two commercial buildings. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1998 and 1997:


                                  Average Occupancy
                                  1998         1997

Centinella I                       67%          78%

Centinella II                      91%          92%


The decrease in occupancy at Centinella I can be attributed to the neighborhood in which this property is located. The property is a medical office building located near the regional hospital. Several medical offices vacated the property due to rumors that the hospital would be re-locating. The current plan is to not re-locate the hospital. Leasing is slower than expected and there is a possibility that the General Partner will not be successful in leasing the space in the near future.

Although occupancy at Centinella II is relatively high at June 30, 1998, the anchor tenant at Centinella II vacated their space during July of 1998, which approximated 48,000 square feet or approximately 76% of the total leasable square feet of the property. There is no guarantee that the General Partner will be successful in re-leasing this space before year end. In the meantime, until the space is re-leased, the General Partner will attempt to negotiate a workout agreement with the lender. The outcome of these negotiations cannot be predicted and the property does not have the funds with which to meet its near-term debt service obligations. The mortgage debt encumbering both investment properties is cross-collateralized, but not recourse to the Partnership. At this time, the General Partner does not plan for Partnership funds to be used to subsidize the debt service payment.

The Partnership realized net income of approximately $107,000 and $98,000 for the three and six months ended June 30, 1998, compared to net income of approximately $51,000 and $60,000 for the corresponding period of 1997. The increase in net income for the six months ended June 30, 1998, as compared to June 30, 1997, is due primarily to a decrease in total expenses but was partially offset by a decrease in rental income. The decrease in expenses is mainly due to a decrease in operating and general and administrative expenses, but was partially offset by an increase in interest expense. General and administrative expenses decreased for the six months ended June 30, 1998, compared to the six months ended June 30, 1997, due to miscellaneous legal fees incurred in 1997 related to modifications of the existing loans. As a result of the decrease in occupancy at both investment properties, operating expenses decreased primarily due to decreases in contract cleaning and utility expenses at both investment properties. Interest expense increased for the six months ended June 30, 1998, as a result of increases in the interest rates related to the property mortgages. Interest rates during the first six months of 1998 were slightly higher than during the first six months of 1997. Rental income decreased for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, primarily due to the reduced occupancy level at Centinella I, as discussed above. For the three months ended June 30, 1998, as compared to the three months ended June 30, 1997, rental income increased due to an increase in tenant reimbursements.

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

The Partnership had cash and cash equivalents of approximately $2,351,000 at June 30, 1998, compared to cash and cash equivalents of approximately $2,782,000 at June 30, 1997. Cash and cash equivalents decreased approximately $277,000 and $106,000 for the periods ended June 30, 1998 and 1997, respectively. Cash provided by operating activities decreased for the period ended June 30, 1998, as compared to June 30, 1997, due to a decrease in other liabilities and an increase in receivables and deposits. The decrease in other liabilities is mainly due to a decrease in the amounts due to tenants for reimbursement of
common area expenses for which they overpaid.   Tenant receivables increased due
to the timing of the collection of monthly rents. Cash used in investing activities increased due to an increase in property improvements and replacements at both properties and an increase in deposits to restricted escrows. Property improvements and replacements during the six months ended June 30, 1997, were minimal. Improvements had been started during the first six months of 1998 in an effort to attract new tenants to occupy vacant spaces, but all plans are now on hold until negotiations with the lender to reach a workout agreement are completed. Deposits to restricted escrows during the six months ended June 30, 1998, resulted from the deposit of excess cash as required by the mortgage notes. These proceeds are to be used to fund tenant improvements in connection with the organization, renewal and modification of tenant leases and for paying leasing commissions. Net cash used in financing activities decreased due to a decrease in distributions to partners. In June 1997, a $472,000 distribution was made to the limited partners. No distributions have been made during the first six months of 1998.

The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. Subsequent to June 30, 1998, Centinella II will not have the funds with which to service its short-term debt obligations. The General Partner will attempt to negotiate a potential workout agreement with the lender and does not anticipate utilizing Partnership funds to subsidize the debt service. The mortgage indebtedness of approximately $9,011,000 matures April 2001 and is amortized over 25 years. At maturity, approximately $8,629,000 of balloon payments are due. There were no cash distributions during the six months ended June 30, 1998. In June 1997, a $472,000 distribution was made to the limited partners. Future cash distributions will depend on the levels of cash generated from operations, property sales and the availability of cash reserves.

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

     b)     Reports on Form 8-K filed during the six months ended June 30, 1998:

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


                      Date:  August 11, 1998