Form 10QSB
period 1998-09-30
VMS INVESTORS FIRST STAGED EQUITY LP II
filed 1998-11-16
CIK 790882

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


               For the quarterly period ended September 30, 1998


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

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)


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
                                  (Unaudited)

                               September 30, 1998



Assets
  Cash and cash equivalents                                        $ 2,294
  Receivables and deposits, net of allowance
    for doubtful accounts of $23                                       168
  Restricted escrows                                                   959
  Other assets                                                          67
  Investment properties:
     Leasehold interests                                $ 1,386
     Buildings and related personal property             11,789
                                                         13,175
     Less accumulated depreciation                       (6,666)     6,509
                                                                   $ 9,997


Liabilities and Partners' Capital
Liabilities
  Accounts payable                                                 $    66
  Tenant security deposit liabilities                                   61
  Other liabilities                                                    292
  Mortgage notes payable                                             9,001
Partners' Capital
  General partner                                       $     4
  Limited partners (25,186 units
     issued and outstanding)                                573        577
                                                                   $ 9,997

          See Accompanying Notes to Consolidated Financial Statements


b)
                   VMS INVESTORS FIRST-STAGED EQUITY L.P. II
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)




                                  Three Months Ended   Nine months Ended
                                     September 30,       September 30,
                                    1998      1997      1998      1997
Revenues:
 Rental income                     $  271    $  506    $1,414    $1,664
 Other income                          24        35        81       100
    Total revenues                    295       541     1,495     1,764

Expenses:
 Operating                            177       224       500       598
 General and administrative            43        40       105       127
 Depreciation                         133       129       389       383
 Interest                             205       202       622       603
 Property taxes                       (19)       15        25        62
 Bad debt recovery, net                (5)      (62)       (5)      (62)
    Total expenses                    534       548     1,636     1,711

      Net (loss) income            $ (239)   $   (7)   $ (141)   $   53

Net (loss) income allocated to
 general partner (1%)              $   (2)   $   --    $   (1)   $    1
Net (loss) income allocated to
 limited partners (99%)              (237)       (7)     (140)       52

                                   $ (239)   $   (7)   $ (141)   $   53

Net (loss) income per limited
 partnership unit                  $(9.41)   $ (.28)   $(5.56)   $ 2.06

          See Accompanying Notes to Consolidated Financial Statements


c)
                     VMS INVESTORS FIRST-STAGED EQUITY L.P. II
              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                          (in thousands, except unit data)
                                    (unaudited)

                                    Limited
                                  Partnership    General     Limited
                                     Units       Partner    Partners     Total
Original capital contributions     25,186       $  --      $ 25,186     $ 25,186

Partners' capital at
  December 31, 1997                25,186       $   5      $    713     $    718

Net loss for the nine months
   ended September 30, 1998            --          (1)         (140)        (141)

Partners' capital at
  September 30, 1998               25,186       $   4      $    573     $    577

          See Accompanying Notes to Consolidated Financial Statements

d)
                     VMS INVESTORS FIRST-STAGED EQUITY L.P. II
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (Unaudited)



                                                          Nine Months Ended
                                                            September 30,
                                                           1998      1997
Cash flows from operating activities:
  Net (loss) income                                       $ (141)   $   53
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
    Depreciation                                             389       383
    Amortization of loan costs and lease commissions          21        14
    Bad debt recovery, net                                    (5)      (62)
    Change in accounts:
       Receivables and deposits                              (63)      168
       Other assets                                            6       (11)
       Accounts payable                                       50        13
       Accrued property taxes                                 --        22
       Other liabilities                                      97        49
       Tenant security deposit liabilities                     8       (12)

         Net cash provided by operating activities           362       617

Cash flows from investing activities:
  Property improvements and replacements                    (241)      (27)
  Net deposits to restricted escrows                        (387)       --

         Net cash used investing activities                 (628)      (27)

Cash flows from financing activities:
  Payments on mortgage notes payable                         (68)      (88)
  Distribution to partners                                    --      (500)

         Net cash used in financing activities               (68)     (588)

Net (decrease) increase in cash and cash equivalents        (334)        2

Cash and cash equivalents at beginning of period           2,628     2,888

Cash and cash equivalents at end of period                $2,294    $2,890

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $  473    $  598

          See Accompanying Notes to Consolidated Financial Statements

e)
                   VMS INVESTORS FIRST-STAGED EQUITY L.P. II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of VMS Investors First-Staged Equity L.P. II (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Partnership include its 99% limited partnership interests in Centinella GP, L.P., VMS 1985-253, LP. and VMS 1985-254, LP. The Partnership may remove the General Partner of Centinella GP, L.P., VMS 1985-253, LP. and VMS 1985-254, LP; therefore, the partnerships are deemed controlled and therefore, consolidated by the Partnership. All significant interpartnership balances have been eliminated.

NOTE B - TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership's partnership agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to the General Partner and affiliates for the nine months ended September 30, 1998 and 1997:


                                                        1998       1997
                                                        (in thousands)
Property management fees (included in operating
   expenses)                                            $ 80       $110
Reimbursement for services of affiliates (included
   in general and administrative expenses and
   investment property)                                   54         61


Included in reimbursement for services of affiliates was approximately $4,000 of construction oversight reimbursements as well as approximately $9,000 in lease commissions for the nine months ended September 30, 1998.

NOTE C - DEFAULT ON MORTGAGE NOTES PAYABLE

On August 1, 1998, the Partnership defaulted on its first mortgage notes on Centinella I and Centinella II. The General Partner is attempting to negotiate a workout agreement with the lender. However, the outcome of these negotiations cannot be predicted and the Partnership does not have sufficient cash flow to meet its near-term debt service obligations. If the General Partner is unsuccessful in negotiating a workout agreement and the properties cannot be sold for a sufficient amount, the Partnership will risk losing such properties to foreclosure. The mortgage notes encumbering the investment properties are cross-collateralized and cross-defaulted, but not recourse to the Partnership. The General Partner does not plan for Partnership funds to be used to subsidize the debt service payments.

NOTE D - TRANSFER OF CONTROL - SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the General Partner.   In addition, AIMCO also acquired approximately 51% of
the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two commercial buildings. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1998 and 1997:


                                  Average Occupancy
                                  1998         1997
Centinella I                       66%          75%
Centinella II                      67%          92%


The decrease in occupancy at Centinella I can be attributed to the specific market niche in which this property is located. The property is a medical office building located near the regional hospital. Late in 1997, several medical offices vacated the property due to rumors that the hospital would be re-locating. However, the hospital relocation did not occur. Leasing has been slower than expected and there is a possibility that the Partnership will not be successful in leasing the space in the near future.

The decrease in occupancy at Centinella II at September 30, 1998 is directly related to the anchor tenant at Centinella II vacating its space during July of 1998. This primary tenant represented approximately 48,000 square feet or approximately 76% of the total leasable square feet of the property. There can be no assurance that the Partnership will be successful in re-leasing this space before year end. As the result of the tenant vacating its space, the property is 20% occupied as of September 30, 1998.

On August 1, 1998, the Partnership defaulted on its first mortgage notes on Centinella I and Centinella II. The General Partner is attempting to negotiate a workout agreement with the lender. However, the outcome of these negotiations cannot be predicted and the Partnership does not have sufficient cash flow to meet its near-term debt service obligations. If the General Partner is unsuccessful in negotiating a workout agreement and the properties cannot be sold for a sufficient amount, the Partnership will risk losing such properties to foreclosure. The mortgage notes encumbering the investment properties are cross-collateralized and cross-defaulted, but not recourse to the Partnership. The General Partner does not plan for Partnership funds to be used to subsidize the debt service payments.

The Partnership realized a net loss of approximately $239,000 and $141,000 for the three and nine months ended September 30, 1998 compared to a net loss of approximately $7,000 and net income of approximately $53,000 for the corresponding period in 1997. The decrease in net income for the nine months ended September 30, 1998, as compared to September 30, 1997, is due primarily to a decrease in total revenues which more than offset a decrease in expenses. The decrease in rental revenue, other income and operating expense is directly related to the significant decreases in occupancy at both properties for the nine months ended September 30, 1998. The decrease in operating expense for the nine months ended September 30, 1998 is also due to reduced utility costs, contract maintenance services and land lease expense. In addition, Centinella II received a refund in 1998 for overpayment of prior year property taxes for approximately $41,000, resulting in a decrease in property tax expense in 1998.

The decrease in net income for the three months ended September 30, 1998 over the same period in 1997 is primarily attributable to the anchor tenant vacating its premises at Centinella II in July 1998. Rental income decreased approximately $285,000 at this property during the three-month period ended September 30, 1998 over the same period in the prior year. In addition, bad debt recoveries at Centinella I decreased during the three months ended September 30, 1998. Operating expense also decreased at both properties during the three months ended September 30, 1998 mainly due to the reduction in land lease expense. Lease payments on the land are not required to be paid when occupancy drops below a certain level at the properties.

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

The Partnership had cash and cash equivalents of approximately $2,294,000 at September 30, 1998, compared to cash and cash equivalents of approximately $2,890,000 at September 30, 1997. Cash and cash equivalents decreased approximately $334,000 and increased approximately $2,000 for the periods ended September 30, 1998 and 1997, respectively. Cash provided by operating activities decreased for the period ended September 30, 1998, due to the decrease in net income as discussed above and as a result of an increase in receivables and deposits. Tenant receivables increased due to the timing of the collection of monthly rents. Deposits to tax and insurance escrows increased due to a refund of prior year property taxes received in September 1998. Cash used in investing activities increased due to an increase in property improvements and replacements at both properties and an increase in deposits to restricted escrows. Property improvements and replacements during the nine months ended September 30, 1997, were minimal. Improvements had been started during the first six months of 1998 in an effort to attract new tenants to occupy vacant spaces, but all plans are now on hold until negotiations with the lender to reach a workout agreement are completed. Deposits to restricted escrows during the nine months ended September 30, 1998, resulted from the deposit of excess cash as required by the mortgage notes. These proceeds are to be used to fund tenant improvements in connection with the organization, renewal and modification of tenant leases and for paying leasing commissions. Net cash used in financing activities decreased due to a decrease in distributions to partners. During the nine months ended September 30, 1997, a $500,000 distribution was made to the limited partners. No distributions have been made during the first nine months of 1998.

The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. On August 1, 1998, the Partnership defaulted on its first mortgage notes on Centinella I and Centinella II. The General Partner is attempting to negotiate a workout agreement with the lender. However, the outcome of these negotiations cannot be predicted and the Partnership does not have sufficient cash flow to meet its near-term debt service obligations. If the General Partner is unsuccessful in negotiating a workout agreement and the properties cannot be sold for a sufficient amount, the Partnership will risk losing such properties to foreclosure. The mortgage notes encumbering the investment properties are cross-collateralized and cross-defaulted, but are not recourse to the Partnership. The mortgage indebtedness of approximately $9,001,000 is amortized over 25 years with a balloon payment of approximately $8,629,000 due April, 2001. There were no cash distributions during the nine months ended September 30, 1998. During the first nine months of 1997, a $500,000 distribution was made to the limited partners. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the General Partner.   In addition, AIMCO also acquired approximately 51% of
the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, the General Partner  is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

     b) Reports on Form 8-K filed during the nine months ended September 30, 1998:

          None.

                                     SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                      VMS INVESTORS FIRST-STAGED EQUITY L.P. II



                      By: MAERIL, Inc.
                          General Partner



                      By: /s/Patrick Foye
                          Patrick Foye
                          Executive Vice President



                      By: /s/ Timothy R. Garrick
                          Timothy R. Garrick
                          Vice President - Accounting
                          (Duly Authorized Officer)


                      Date:   November 16, 1998