Form 10KSB
period 1998-12-31
VMS INVESTORS FIRST STAGED EQUITY LP II
filed 1999-04-15
CIK 790882

FORM 10-KSB- ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $1,752,000.

State the aggregate market value of the voting partnership interests held by nonaffiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None
                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS

VMS Investors First-Staged Equity L.P. II (the "Partnership" or "Registrant") is a limited partnership formed on February 28, 1986, under the Delaware Revised Uniform Limited Partnership Act. The business of the Partnership is to own, manage and ultimately dispose of income producing retail and commercial properties. The Partnership raised total equity of $25,186,000 from the sale of Limited Partnership Interests (the "Units" or the "Limited Partnership Units") to the public in 1986 pursuant to a Registration Statement filed with the Securities and Exchange Commission. The Partnership's partnership agreement provides that the Partnership is to terminate on December 31, 2026 unless terminated prior to such date.

The General Partner of the Partnership is MAERIL, Inc., a wholly-owned
subsidiary of MAE GP Corporation ("MAE GP").   Effective February 25, 1998, MAE
GP was merged into Insignia Properties Trust ("IPT"), which was merged into Apartment Investment and Management Company ("AIMCO") effective February 26, 1999. Thus, the General Partner is now a wholly-owned subsidiary of AIMCO (see "Transfer of Control").

A total of 29,691 Units were sold to the public at $1,000 per unit as of the termination date of the offering, October 22, 1986. Limited Partners purchased a minimum of 15 Units each with additional purchases made in multiples of 3 Units. Limited Partners paid at least one-third of the purchase price of the Units in cash upon subscription, the remainder being in the form of a non-interest bearing non-recourse note. The note provided for the optional payment of one-third of the purchase price on February 15, 1987 and 1988. The Limited Partners could have prepaid the notes at any time. As of December 31, 1988, the Partnership had collected cash contributions from Limited Partners totaling $25,186,000. Of this amount, $9,897,000 relates to initial contributions, $7,476,000 represents payments received from the second installment of the non-recourse notes and the remarketing of the defaulted Units from the second installment, and $7,813,000 represents payments received from the third and final installment of the non-recourse notes and the remarketing of the defaulted Units from the third and final installment. Any non-payment by a Limited Partner on the non-recourse note resulted in a proportionate reduction in such Limited Partner's interest in the Partnership and the unpaid interests were remarketed. Limited Partners who elected not to make subsequent payments scheduled under the non-recourse notes did not receive an allocation of profits or losses until 1989, but have otherwise had the same rights as other Limited Partners, subject to the above-mentioned reduction in interest for the year of default or any subsequent subscription years. The Limited Partners share in the benefits of ownership of the Partnership's real property investments according to the number of Limited Partnership Units actually purchased. Other than payments under these notes, the Limited Partners have not and are not required to make additional capital contributions.

The remarketing period ended on September 30, 1988 (final closing date). The shortfall of $4,505,000 between the total equity initially sold of $29,691,000 and the actual equity raised of $25,186,000 had no significant impact on the Partnership's portfolio as the acquisition of properties had been completed. As a result of the decreased number of units outstanding, the Partnership's tax basis income and loss and cash distributions will be allocated to fewer Limited Partners and the per unit tax loss should be greater than originally anticipated.

The Partnership acquired five income producing real estate properties during 1986 through the purchase of 99.99% general partnership interests (subsequently converted to limited partnership interests) in sub-tier partnerships that owned the properties. Two of these properties were sold, with one of the related sub-tier partnerships being liquidated prior to January 1, 1993. An additional original sub-tier partnership was liquidated in March of 1994 after a property was lost to foreclosure, leaving the Partnership with an ownership interest in two remaining sub-tier partnerships, VMS 1985-253, Ltd. and VMS 1985-254, Ltd., each of which own a commercial property.

Further discussion of the Partnership's business is included in "Management's Discussion and Analysis of Financial Condition or Plan of Operation" included in "Item 6." of this Form 10-KSB.

As of December 31, 1998, the Partnership adopted the liquidation basis of accounting. The Partnership has experienced significant declines in occupancy at both of its properties. As a result, the Partnership defaulted on the first mortgage notes on both of its properties on August 1, 1998. Consequently, the lender initiated foreclosure proceedings on December 8, 1998, and the properties were placed in receivership. The receiver is authorized to collect the rents, profits and all income derived from the properties, to maintain the premises, and otherwise preserve, manage, maintain and protect such properties. The General Partner has determined that it is in the best interest of the Partnership not to contest the foreclosure proceedings. The Partnership does not intend, nor does it have the ability to purchase any additional properties and the General Partner has decided to liquidate the Partnership upon foreclosure of its remaining properties.

The business in which the Partnership is engaged is highly competitive. There are other commercial properties within the market area of the properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area, could have a material effect on the rental market for commercial space at the Registrant's properties and the rents that may be charged for such space. The General Partner and its affiliates are not a significant factor in the United States in the commercial real estate industry. Competition for commercial space is local. However, various limited partnerships have been formed by the General Partner and/or affiliates to engage in business which may be competitive with the Registrant.

The Registrant has no employees. Management and administrative services are performed by the General Partner and by agents retained by the General Partner. Until September 30, 1998, property management services were performed at the Partnership's properties by an affiliate of the General Partner. Since October 1, 1998, an unrelated party has been providing such property management services.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating commercial properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.   DESCRIPTION OF PROPERTIES:

As indicated in Item 1, the Partnership owns a 99.9% limited partnership interest in VMS 1985-253, Ltd. and VMS 1985-254, Ltd. (the "Operating Partnerships"). Each Operating Partnership owns an interest in a commercial property as described below.

Operating Partnership Date of
Property              Purchase  Type of Ownership (1)   Use

Centinella I          06/01/86  Fee interest in the     Medical Facility
                                improvements and        39,459 sq.ft. located on
                                leasehold interest in   21,536 sq.ft. of land.
                                land, all subject to
                                first mortgage

Centinella II         06/01/86  Fee interest in the     Medical Facility
                                improvements and        63,103 sq.ft. located on
                                leasehold interest in   25,266 sq.ft. of land.
                                land, all subject to
                                first mortgage

(1) The Operating Partnerships, as lessees, lease the land underlying each of their properties. These leases expire in the year 2052. The ground leases grant the ground lessors the option to purchase the leasehold estates in 2010 and 2030 at a price equal to the fair market value at the date of exercise, provided that the ground lessor exercises its option to purchase both leasehold estates simultaneously.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Operating Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and federal tax basis.

                          Gross

                         Carrying    Accumulated                               Federal

Property                  Value      Depreciation       Rate     Method       Tax Basis

                             (in thousands)                                (in thousands)


Centinella I            $ 2,614           (1)         5-7  yrs   150% DB      $ 1,661

                                                     21-28 yrs     S/L


Centinella II           $ 3,228           (1)         5-7  yrs   150% DB         2,693

                                                     21-28 yrs     S/L

                        $ 5,842                                               $ 4,354


(1) As a result of adopting the liquidation basis of accounting, the gross carrying values of the properties were adjusted to their net realizable value and will not be depreciated further.

See "Note B" of the Consolidated Financial Statements included in "Item 7" for a description of the Partnership's former depreciation policy. The principal businesses occupying space at Centinella I and Centinella II include doctors' offices and other medical facilities.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering each of the Operating Partnership's properties.

                       Principal                                           Principal

                      Balance At                                            Balance

                     December 31,    Interest    Period     Maturity        Due At

     Property            1998          Rate    Amortized      Date         Maturity

                    (in thousands)                                      (in thousands)


Centinella I

1st mortgage,         $ 3,442          (1)       25 yrs     04/01/01       $3,300

in default (2)


Centinella II

1st mortgage,           5,559          (1)       25 yrs     04/01/01        5,329

in default (2)

                      $ 9,001

Adjustment to

liquidation basis      (2,154)


Total                 $ 6,847                                              $8,629


(1) The interest rates adjust monthly with payments adjusting every six months based on the 11th District Cost of Funds Index plus 4% as provided by the loan documents. The current adjusted rate (8.81%) will remain in effect until the next adjustment date.

(2) As a result of the Partnership adopting the liquidation basis of accounting, the mortgage notes payable were adjusted to the estimated net realizable values of the properties securing the debt. The net effect of such adoption was to decrease the carrying values of the notes by $2,154,000.

The debt is non-recourse, however the properties are cross-collateralized. (Refer to "Note E" of the Consolidated Financial Statements in "Item 7." for a further discussion).

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

Average annual rental rates and occupancy for 1998 and 1997 for each property:


                       Average Annual                  Average

                        Rental Rates                  Occupancy

Property            1998           1997           1998          1997


Centinella I   $24.72/sq.ft.   $26.91/sq.ft.       63%           68%


Centinella II   27.88/sq.ft.   27.14/sq.ft.        55%           93%


The decrease in occupancy at Centinella I can be attributed to the specific market niche in which this property is located. The property is a medical office building located near the regional hospital. Late in 1997 and continuing throughout 1998, several medical offices vacated the property due to rumors that the hospital would be relocating. However, the hospital relocation did not occur. Leasing has been slower than expected and there is a possibility that the Partnership will not be successful in leasing the space in the near future. The property is currently 56% occupied at December 31, 1998.

The decrease in occupancy at Centinella II is directly related to the anchor tenant vacating its space during July of 1998. This primary tenant approximates 48,000 square feet or approximately 76% of the total leasable square feet of the property. This space has not been re-leased as of December 31, 1998. There can be no assurance that the Partnership will be successful in re-leasing this space in the near future. As a result of the tenant vacating its space, the property is 18% occupied at December 31, 1998.

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. Each property is a commercial building which attempts to lease space for terms in excess of one year, although a substantial portion of the rental income has been derived from month to month leases. Only one tenant leased 10% or more of the available space. See Note H to Consolidated Financial Statements for information as to certain lease provisions. All of the properties of the Partnership are subject to competition from other commercial buildings in the area. The General Partner believes that all of the properties are adequately insured and in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

SCHEDULE OF LEASE EXPIRATIONS:

The following is a schedule of the lease expirations for the years 1999-2008 for both properties (dollar amounts in thousands):

                      Number of                                  % of Gross

                     Expirations    Square Feet   Annual Rent    Annual Rent

Centinella I

1999                      1           2,719         $  65         11.68%

2000                      3           6,986           170         30.37%

2001                      1             978            19          3.49%


Centinella II

1999                      1           1,029         $  23          8.57%

2000                      1           2,001            51         18.68%

2001                      1           2,616            56         20.63%

2002                      --             --            --            --

2003                      1           1,376            30         11.08%


Not included in the table above are eight month-by-month leases which contribute approximately $417,000 to annual rental income for the Partnership. Of the total annual rental income, approximately $305,000 or 54.47% of gross annual rent for 11,473 sq.ft. relates to six leases with Centinella I and approximately $112,000 or 41.04% of gross annual rent for 4,262 sq.ft. relates to two leases with Centinella II.

The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for each property:


                 Nature of      Square Footage  Annual Rent Per      Lease

                  Business          Leased       Square Foot     Expirations

Centinella I  Medical Facility       4,829           $25.68      Month-by-Month


SCHEDULE OF REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:


                                  1998          1998

                                 Taxes          Rate

                             (in thousands)


 Centinella I                     $ 28          1.35%

 Centinella II                      45          1.35%


CAPITAL IMPROVEMENTS:

In 1998, the Operating Partnership spent $57,000 on capital improvements at Centinella I, primarily consisting of building and tenant improvements. These improvements were funded from cash flow. The operating Partnership has not budgeted capital improvements for 1999 since it anticipates foreclosure of this property in 1999.

Also, the Operating Partnership spent $188,000 on capital improvements at Centinella II, primarily consisting of interior and exterior building improvements and tenant improvements. These improvements were funded from cash flow. The Operating Partnership has not budgeted capital improvements for 1999 since it anticipates foreclosure of this property in 1999.

ITEM 3.   LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.



                                    PART II

ITEM 5.   MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership, sold 29,691 Limited Partnership Units during its offering period through October 22, 1986, and currently has 25,186 Limited Partnership Units outstanding and 1,285 Limited Partners of record. Affiliates of the General Partner own 3,905 units or 15.51% of the outstanding partnership units at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

During the year ended December 31, 1997, cash distributions from operations of approximately $500,000 ($19.85 per limited partnership unit) were made to the Limited Partners. There were no distributions made for the year ended December 31, 1998. Future cash distributions will be dependent upon the levels of net cash generated from the liquidation of the Partnership as a result of the anticipated foreclosure of each of the Operating Partnerships' properties, which is expected to occur in 1999. There can be no assurance, however, that the Partnership will generate any excess funds from liquidation to permit distributions to its partners in 1999 or subsequent periods.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

As of December 31, 1998, the Partnership adopted the liquidation basis of accounting due to the imminent loss of its investment properties in each of the Operating Partnerships. The Operating Partnerships have experienced significant declines in the occupancy rates at each of their properties, which contributed to insufficient cash flow from the properties.

On August 1, 1998, the Operating Partnerships defaulted on their first mortgage notes on Centinella I and Centinella II. The mortgage notes encumbering the investment properties are cross-collateralized and cross-defaulted and are recourse to the Operating Partnerships but not recourse to the Partnership. No other sources of additional financing were available to the Partnership and the General Partner did not plan for Partnership funds to be used to subsidize the debt service payments. As a result, both Centinella I and Centinella II were placed into receivership on December 8, 1998.

Prior to adopting the liquidation basis of accounting, the Partnership realized a net loss of approximately $584,000 for the year ended December 31, 1998, compared to net income of approximately $39,000 for the year ended December 31, 1997. The decrease in net income is primarily due to a decrease in total revenue resulting from a decrease in rental income. The decrease in rental income is due to reduced occupancy levels at both of the Operating Partnership's properties, as discussed in "Item 2. Description of Properties". Total expenses decreased for the year ended December 31, 1998 as compared to the year ended December 31, 1997 primarily as a result of a decrease in operating expense. Operating expense decreased for the year ended December 31, 1998, due to decreases in property expenses, management fees and maintenance which were all due to lower occupancy levels in 1998. In addition, Centinella II received a refund in 1998 for overpayment of prior year property taxes resulting in a decrease in property tax expense in 1998. These decreases were offset by a significant increase in interest expense for the year ended December 31, 1998. The increase is the result of the accrual of default and penalty interest, which is owed to the mortgage lender as a result of the Operating Partnerships defaulting on their first mortgage notes on each of their properties (see above).

Depreciation and general and administrative expense remained relatively constant. Included in general and administrative expenses at both December 31, 1998 and 1997 are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

The Partnership's primary source of cash is from distributions from the Operating Partnerships which are deemed from the operations of its properties and from financing placed on such properties. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt.

The financial statements have been prepared assuming the Partnership will liquidate during 1999 (see "Note A" to the financial statements). Significant declines in the occupancy rates at both of the properties were experienced in 1998 and all of the indebtedness encumbering the properties is in default. As a result, the Partnership suffers from inadequate liquidity. In addition, there are no other capital resources available to the Partnership.

At December 31, 1998 the Registrant had cash and cash equivalents of approximately $2,389,000 compared to approximately $2,628,000 at December 31, 1997. The decrease in cash and cash equivalents is due to $678,000 of cash used in investing activities and $68,000 of cash used in financing activities, which was partially offset by $507,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender of excess cash flow as required by the mortgage notes. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. Cash provided by operating activities was the result of the failure to pay interest on the debt in default. The Registrant invests its working capital reserves in a money market account.

On August 1, 1998, the Operating Partnerships defaulted on their first mortgage notes on Centinella I and Centinella II. The Operating Partnerships do not generate sufficient cash flow to meet their near term debt service obligations. The mortgage notes encumbering the investment properties are cross collateralized and cross defaulted and are recourse to the Operating Partnerships, but not recourse to the Partnership. The mortgage indebtedness of approximately $9,001,000 is being amortized over 25 years with a balloon payment of $8,629,000 due April 2001. As a result of the Partnership adopting the liquidation basis of accounting, the mortgage notes payable were adjusted to the estimated net realizable values of the properties securing the debt. The net effect of such adoption was to decrease the carrying values of the notes totaling $9,001,000 by $2,154,000.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 1998 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value (including subsequent actual transactions described below) and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the General Partner's estimates as of the date of the financial statements.

The statement of net liabilities in liquidation as of December 31, 1998, includes approximately $200,000 of costs, net of income, that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by May 1, 1999. These costs principally include administrative expenses and approximately $100,000 paid in March, 1999 to the mortgage lender as settlement to proceed with a non-judicial foreclosure on the properties with the Registrant agreeing not to contest the foreclosure proceedings. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

At December 31, 1998, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their settlement amount and include all estimated costs associated with carrying out the liquidation. The net adjustment required to convert to the liquidation basis of accounting was an increase in net assets of approximately $1,961,000 which is included in the Statement of Changes in Partners' Capital/Net Assets In Liquidation. The adjustments are summarized as follows:

                                                          Increase (Decrease)
                                                             in Net Assets
                                                            (in thousands)
Adjustment from book value of property and
 improvements to estimated net realizable value                 $  (538)

Adjustment to record estimated costs associated
 with the liquidation (Note A)                                     (200)

Adjustment of debt to net settlement amount                       2,154

Adjustment of other assets and liabilities                          545

Net increase in net assets                                      $ 1,961

There were no distributions during the year ended December 31, 1998. A special cash distribution of $500,000 was made during the year ended December 31, 1997 to the limited partners. Future cash distributions will be dependent upon the net cash generated from the liquidation of the Partnership as a result of the anticipated foreclosure of each of the Operating Partnerships' properties, which is anticipated to take place in 1999. There can be no assurance, however, that the Partnership will generate any excess funds from liquidation to permit distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.

ITEM 7.   FINANCIAL STATEMENTS


VMS INVESTORS FIRST-STAGED EQUITY L.P. II

LIST OF CONSOLIDATED FINANCIAL STATEMENTS



Report of Ernst & Young, LLP, Independent Auditors

Consolidated Statement of Net Assets in Liquidation - December 31, 1998

Consolidated Statements of Operations for the years ended
 December 31, 1998 and 1997

Consolidated Statements of Changes in Partners' (Deficit) Capital/Net Assets in
 Liquidation for the years ended December 31, 1998 and 1997

Consolidated Statements of Cash Flows for the years ended
 December 31, 1998 and 1997

Notes to Consolidated Financial Statements











               Report of Ernst & Young LLP, Independent Auditors



The Partners
VMS Investors First-Staged Equity L.P. II


We have audited the accompanying consolidated statement of net assets in liquidation of VMS Investors First-Staged Equity L.P. II as of December 31, 1998, and the related consolidated statements of operations, changes in partners' (deficit) capital/net assets in liquidation and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As more fully described in Note A, due to the imminent foreclosure of its investment properties, the General Partner has decided, effective December 31, 1998, to liquidate the Partnership. As a result, the Partnership has changed its basis of accounting as of December 31, 1998 from a going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation of VMS Investors First-Staged Equity L.P. II at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                                          /s/  ERNST & YOUNG LLP


Greenville, South Carolina
March 17, 1999




                   VMS INVESTORS FIRST-STAGED EQUITY L.P. II
              CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                 (in thousands)

                               December 31, 1998



Assets

  Cash and cash equivalents                                     $ 2,389

  Receivables and deposits                                           96

  Restricted escrows                                              1,005

  Investment properties                                           5,842


                                                                $ 9,332


Liabilities

  Accounts payable                                              $    75

  Tenant security deposits                                           61

  Other liabilities                                                  54

  Mortgage notes payable in default                               6,847

  Estimated costs during the period of

   liquidation                                                      200

                                                                  7,237


Net assets in liquidation                                       $ 2,095





          See Accompanying Notes to Consolidated Financial Statements






                   VMS INVESTORS FIRST-STAGED EQUITY L.P. II
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                      Years Ended December 31,

                                                          1998          1997

Revenues:

  Rental income                                         $ 1,613       $ 2,310

  Other income                                              139           130

    Total revenues                                        1,752         2,440


Expenses:

 Operating                                                  598           812

 General and administrative                                 135           155

 Depreciation                                               522           515

 Interest                                                 1,035           834

 Property taxes                                              46            85

    Total expenses                                        2,336         2,401


Net (loss) income                                       $  (584)      $    39



Net (loss) income allocated to general partner (1%)     $    (6)      $    --

Net (loss) income allocated to limited

  partners (99%)                                           (578)           39


                                                        $  (584)      $    39


Net (loss) income per limited partnership unit          $(22.95)      $  1.55


Distributions per limited partnership unit              $    --       $ 19.85



          See Accompanying Notes to Consolidated Financial Statements





                   VMS INVESTORS FIRST-STAGED EQUITY L.P. II
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL/NET ASSETS IN
                                  LIQUIDATION
                        (in thousands, except unit data)



                                   Limited

                                 Partnership    General    Limited

                                    Units       Partner   Partners     Total


Original capital contributions     25,186       $     --  $ 25,186    $25,186


Partners' capital at

  December 31, 1996                25,186       $      5  $  1,174    $ 1,179


Net income for the year ended

  December 31, 1997                    --             --        39         39


Distribution to partners               --             --      (500)      (500)


Partners' capital at

  December 31, 1997                25,186              5       713        718


Net loss for year ended

 December 31, 1998                     --             (6)     (578)      (584)


Partners' (deficit) capital at

 December 31, 1998                 25,186       $     (1) $    135        134


Adjustment to liquidation basis                                         1,961

 (Notes A and C)


Net assets in liquidation at

 December 31, 1998                                                    $ 2,095



          See Accompanying Notes to Consolidated Financial Statements




                   VMS INVESTORS FIRST-STAGED EQUITY L.P. II
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                 (in thousands)


                                                        Years Ended December 31,

                                                           1998       1997


   Net (loss) income                                      $ (584)     $   39

   Adjustments to reconcile net (loss) income to net

   cash provided by operating activities:

      Depreciation                                           522         515

      Amortization of loan costs and lease commissions        28          44

      Change in accounts:

       Receivables and deposits                              (38)        124

       Other assets                                            3          (6)

       Accounts payable                                       59           4

       Tenant security deposit liabilities                     8         (12)

       Other liabilities                                     509          93


           Net cash provided by operating activities         507         801


Cash flows from investing activities:

   Property improvements and replacements                   (245)        (49)

   Net deposits to restricted escrows                       (433)       (396)


           Net cash used in investing activities            (678)       (445)


Cash flows from financing activities:

    Payments on mortgage notes payable                       (68)       (116)

    Distributions to partners                                 --        (500)


           Net cash used in financing activities             (68)       (616)


Net (decrease) in cash and cash equivalents                 (239)       (260)


Cash and cash equivalents at beginning of year             2,628       2,888


Cash and cash equivalents at end of year                  $2,389      $2,628


Supplemental disclosure of cash flow information:

   Cash paid for interest                                 $  473      $  800


          See Accompanying Notes to Consolidated Financial Statements









                   VMS INVESTORS FIRST-STAGED EQUITY L.P. II
                   Notes to Consolidated Financial Statements
                               December 31, 1998


NOTE A - BASIS OF PRESENTATION

As of December 31, 1998, VMS Investors First Staged Equity L.P. II (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the imminent loss of its investment properties in each of the Operating Partnerships. The Operating Partnerships have experienced significant declines in the occupancy rates at each of their properties which contributed to insufficient cash flow from the properties.

On August 1, 1998, the Operating Partnerships defaulted on their first mortgage notes on Centinella I and Centinella II. The mortgage notes encumbering the investment properties are cross-collateralized and cross-defaulted and are recourse to the Operating Partnerships but not recourse to the Partnership. No other sources of additional financing were available to the Partnership and the General Partner did not plan for Partnership funds to be used to subsidize the debt service payments. As a result, both Centinella I and Centinella II were placed into receivership on December 8, 1998. The General Partner will not contest the foreclosure of the Operating Partnerships' properties and anticipates that the Partnership will terminate in May 1999.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 1998, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value (including subsequent actual transactions described below) and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the General Partner's estimates as of the date of the financial statements.

Included in liabilities in the statement of net assets in liquidation as of December 31, 1998 are approximately $200,000 of costs, net of income, that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by May 1, 1999. These costs principally include administrative expenses and approximately $100,000 paid in March, 1999 to the mortgage lender as settlement to proceed with a non-judicial foreclosure on the properties with the Registrant agreeing not to contest the proceedings. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

NOTE B - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

The Partnership is a limited partnership organized in February 1986, under the Delaware Revised Uniform Limited Partnership Act. The Partnership commenced operations on June 1, 1986, and is in the business of owning, managing, and ultimately disposing of income producing retail and commercial properties. The Partnership's partnership agreement provides that the Partnership is to terminate on December 31, 2026 unless terminated prior to such date. At December 31, 1998, the Partnership owns and manages two medical facilities in California through its 99.9% ownership in VMS 1985-253, Ltd. and VMS 1985-254, Ltd. (the "Operating Partnerships").

The General Partner is MAERIL Inc., a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAERIL was merged into Insignia Properties Trust ("IPT"), which was merged into Apartment Investment Management Company ("AIMCO") effective February 26, 1999. Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO.

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

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99% limited partnership interest in Centinella GP, L.P., and its 99.9% interests in VMS 1985-253, Ltd. and VMS 1985-254, Ltd. The Partnership may remove the General Partner of Centinella GP, LP, VMS 1985-253, Ltd. and VMS 1985-254, Ltd.; therefore, the partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

Depreciation

Depreciation was computed using the following methods and estimated useful lives:


                                                          Lives

                                           Method         (Years)

Commercial buildings

and improvements                     Straight-line        21-28


Personal Property                    150% Declining        5-7

                                        Balance



Investment Properties

Investment properties consist of two medical facilities both of which were stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustment for impairment of value was recorded for the year ended December 31, 1997. As a result of the Partnership adopting the liquidation basis of accounting, the investment properties were adjusted to their estimated net realizable values at December 31, 1998. The effect of adoption was to decrease the carrying value of the investment properties by approximately $538,000.

Loan Costs and Leasing Commissions

Loan costs were being amortized on a straight-line basis over the lives of the respective loans. Leasing commissions were amortized on a straight-line basis over the terms of the leases to which they relate. At December 31, 1998, these loan costs and leasing commissions were written off in the adjustment to liquidation basis because the Partnership determined that these intangible assets no longer have value.

Leases

The Partnership generally leases commercial building space under lease terms ranging from twelve months to six years. However, a significant portion of income for 1999 has been derived from month to month tenants.

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

Restricted Escrows

As a requirement of the mortgage notes, the properties are required to deposit on a quarterly basis all excess cash flow (as defined in the mortgage agreements) accumulated for the quarter. These proceeds are to be used to fund tenant improvements in connection with the organization, renewal and modification of tenant leases and for paying leasing commissions. The balance in the account at December 31, 1998, was approximately $1,005,000.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. As a result of the Partnership adopting the liquidation basis of accounting, the Operating Partnerships' mortgage notes payable, which are in default, were adjusted to the estimated net realizable values of the collateral securing the debt. The net effect of adoption was to decrease the carrying value of the notes totaling $9,001,000 by approximately $2,154,000.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.



Segment Reporting

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers (see "Note K" for detailed disclosure of the Partnership's segments).

Reclassifications

Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

NOTE C - ADJUSTMENT TO LIQUIDATION BASIS OF ACCOUNTING

At December 31, 1998, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their settlement amount and include all estimated costs associated with carrying out the liquidation. The net adjustment required to convert to the liquidation basis of accounting was an increase in net assets of approximately $1,961,000 which is included in the Statement of Changes in Partners' Capital (Deficit)/Net Assets In Liquidation. The adjustments are summarized as follows:

                                                          Increase (Decrease)
                                                             in Net Assets
                                                            (in thousands)
Adjustment from book value of property and
 improvements to estimated net realizable value                 $  (538)

Adjustment to record estimated costs associated
 with the liquidation (Note A)                                     (200)

Adjustment of debt to net settlement amount                       2,154

Adjustment of other assets and liabilities                          545

Net increase in net assets                                      $ 1,961

NOTE D - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE E - MORTGAGE NOTES PAYABLE

The principle terms and amounts of mortgage notes payable are as follows:






                      Principal     Monthly                            Principal

                      Balance At    Payment     Stated                  Balance

                       December    Including   Interest   Maturity       Due At

Property                 1998      Interest      Rate       Date        Maturity

                          (in thousands)                              (in thousands)


Centinella I

    1st mortgage,      $3,442        $30         (1)      04/01/01      $3,300

   in default (2)

Centinella II,

   1st mortgage         5,559         48         (1)      04/01/01      5,329

   in default (2)

                       $9,001

Adjustment to

liquidation basis      (2,154)


    Totals             $6,847                                          $8,629




(1) The interest rates adjust monthly with payments adjusting every six months based on the 11th District Cost of Funds Index plus 4% as provided by the loan documents. The current adjusted rate (8.81%) will remain in effect until the next adjustment date.

(2) As a result of the Partnership adopting the liquidation basis of accounting, the mortgage notes payable were adjusted to the estimated net realizable values of the properties securing the debt. The net effect of such an adoption was to decrease the carrying values of the notes by $2,154,000.

The mortgage agreements include non-recourse provisions which limit the lenders' remedies in the event of default to the specific properties and related revenues collateralizing each loan. The properties are cross-collateralized.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1998, are as follows (dollar amount in thousands):

           1999          $9,001

NOTE F - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

A reconciliation of net (loss) income as reported and Federal taxable income
(loss) is as follows:

                                                  1998         1997

                                                    (in thousands)

Net (loss) income as reported                  $  (584)      $   39

Depreciation and amortization differences           43           41

  Allowance for doubtful accounts                   34          (65)

  Other                                            (10)          25


Federal taxable income (loss)                  $  (517)      $   40

Federal taxable income (loss) per limited

  partnership unit                             $(20.33)      $ 1.57


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets:


     Net assets in liquidation, as reported    $ 2,095

     Land and buildings                         (1,136)

     Accumulated depreciation                     (891)

     Syndication costs                           4,151

     Other                                          81

     Loan costs                                  1,889

     Accumulated Amortization                     (770)

     Adjustment to liquidation basis            (1,961)


      Net assets - Federal tax basis           $ 3,458


NOTE G - TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to the General Partner and affiliates in 1998 and 1997:
                                                         1998         1997
                                                           (in thousands)

Property management fees (included in operating
   expenses)                                             $89          $145

Reimbursement for services of affiliates (included
   in general and administrative expenses and
   other assets)                                          67            89

Included in "Reimbursement for Services of Affiliates" for the years ended December 31, 1998 and 1997, is approximately $9,000 and $8,000, respectively, in leasing commissions paid to an affiliate of the General Partner. In addition, for the years ended December 31, 1998 and 1997, the Partnership paid approximately $4,000 and $2,000 in construction oversight reimbursements.

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of the gross receipts from all of the Registrant's properties as compensation for providing property management services. These services were performed by an affiliate of the General Partner during 1997 and until October 1, 1998 (effective date of the Insignia Merger (see "Note D"), at which time an unrelated party began providing such services. The Registrant paid to such affiliates $89,000 and $145,000 for the nine months ended September 30, 1998 and the year ended December 31, 1997, respectively.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $67,000 and $89,000 for the years ended December 31, 1998 and 1997, respectively.

AIMCO currently owns, through its affiliates, a total of 3,905 units or 15.51% of the outstanding Limited Partnership units. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters.
When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

NOTE H - OPERATING LEASES

The Partnership receives rental income from leasing of commercial space under operating leases. Minimum future rentals under operating leases with initial or remaining terms in excess of one year for the Partnership as of December 31, 1998, are as follows (in thousands):



            1999                             $    397

            2000                                  205

            2001                                   74

            2002                                   32

            2003                                   19

                                             $    727


The Operating Partnerships, as lessees, lease the land underlying each of their properties. Centinella I's rent is $100 per annum plus bonus rent representing a percentage of annual rental revenues in excess of a calculated base dollar amount. Centinella I's bonus rent totaled $20,000 for 1998 and $79,000 for 1997. Centinella II's rent is $100 per annum. These leases expire in the year 2052. The ground leases grant the ground lessors the option to purchase the leasehold estates in 2010 and 2030 at a price equal to the fair market value at the date of exercise, provided that the ground lessor exercises its option to purchase both lease hold estates simultaneously.

NOTE I - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

As indicated in Note A, the Partnership owns a 99.9% limited partnership interest in VMS 1985-253, Ltd. and VMS 1985-254, Ltd. Each Operating Partnership owns an interest in a commercial property as described below.






                                   Initial Cost

                               To Operating Partnership

                                     (in thousands)


                                              Buildings       Cost

                                             and Related   Capitalized   Adjustment to

                                Leasehold     Personal    Subsequent to   Liquidation

Description        Encumbrances Interests     Property     Acquisition       Basis


Centinella I       $3,442        $  369        $ 4,153         $285       $(2,193)

Centinella II       5,559         1,017          6,938          417         (5,144)


Totals             $9,001        $1,386        $11,091         $702       $(7,337)


The Operating Partnerships, as lessees, lease the land underlying Centinella I and Centinella II. These leases expire in the year 2052.






                  Gross Amount At Which Carried

                       At December 31, 1998

                            (in thousands)


                         Buildings

                        And Related

              Leasehold  Personal           Accumulated    Date of      Date   Depreciable

Description   Interests  Property    Total  Depreciation Construction Acquired  Life-Years


Centinella I    $  369   $  2,245   $ 2,614     (1)          1973       06/86       5-28

Centinella II    1,017      2,211     3,228     (1)          1979       06/86       5-28


Total           $1,386   $  4,456   $ 5,842


(1) As a result of adopting the liquidation basis of accounting, the gross carrying values of the properties were adjusted to their net realizable value and will not be depreciated further.

Reconciliation of "Investment Properties and Accumulated Depreciation":


                                             Year Ended      Year Ended

                                            December 31,    December 31,

                                                1998            1997

                                                  (in thousands)

Investment Properties

Balance at beginning of year                $ 12,934         $ 12,885

Property improvements                            245               49

Adjustment to liquidation basis               (7,337)              --


Balance at end of year                      $  5,842         $ 12,934


Accumulated Depreciation

Balance at beginning of year                $  6,277         $  5,762

Amounts charged to expense                       522              515

Adjustment to liquidation basis               (6,799)              --


Balance at end of year                      $      0         $  6,277


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997, is approximately $12,043,000 and $11,798,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, is approximately $7,689,000 and $7,228,000, respectively.




NOTE J - MAJOR TENANTS

Rent from a tenant representing at least 10% of rental income was as follows:






                                               For the Years Ended
                                December 31, 1998               December 31, 1997
                               Amount          Percent         Amount         Percent
                          (in thousands)                   (in thousands)
Kerlan-Jobe Orthopedics       $  715          44.33%          $1,320           57.14%

This tenant moved out in July, 1998.

NOTE K - SEGMENT REPORTING

As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has one reportable segment: commercial properties. The Partnership's commercial properties consist of medical office facilities in Inglewood, California. The property leases space to various medical practices.

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

The Partnership's reportable segments are business units (investment properties) that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to reportable segments.

              1998                 COMMERCIAL    OTHER       TOTALS

Rental income                     $   1,613    $     --   $  1,613
Other income                             50          89        139
Interest expense                      1,035          --      1,035
Depreciation                            522          --        522
General and administrative
 expense                                 --         135        135
Segment loss                           (538)        (46)      (584)
Net assets in liquidation                --       2,095      2,095
Capital expenditures for
 investment properties                  245          --        245

              1997                 COMMERCIAL    OTHER       TOTALS

Rental income                     $  2,310      $    --   $ 2,310
Other income                            14          116       130
Interest expense                       834           --       834
Depreciation                           515           --       515
General and administrative
 expense                                --          155       155
Segment profit (loss)                   84          (45)       39
Total assets                         7,057        2,994    10,051
Capital expenditures for
 investment properties                  49           --        49

NOTE L - LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.




                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names of the directors and executive officers of MAERIL, Inc., the Partnership's General Partner and wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), their ages and the nature of all positions presently held by them are as follows:

Name                  Age     Position

Patrick J. Foye       41      Executive Vice President and Director

Timothy R. Garrick    42      Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10.  EXECUTIVE COMPENSATION

No compensation or remuneration was paid by the Partnership to any officer or director of the General Partner. However, certain fees and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions".

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1998.
                                  Number
            Entity               of Units     Percentage

Cooper River Properties, LLC       3,905        15.51%

Cooper River Properties LLC is indirectly and ultimately owned by AIMCO. The business address is 55 Beattie Place, Greenville, South Carolina 29602.

As of March 1999, no director or officer of the General Partner owns, nor do the directors or officers as a whole own more than 1% of the Registrant's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Registrant.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides (i) for certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to the General Partner and affiliates in 1998 and 1997:

                                                         1998         1997
                                                           (in thousands)

Property management fees (included in operating
   expenses)                                             $89          $145

Reimbursement for services of affiliates (included
   in general and administrative expenses and
   other assets)                                          67            89

Included in "Reimbursement for Services of Affiliates" for the years ended December 31, 1998 and 1997, is approximately $9,000 and $8,000, respectively, in leasing commissions paid to an affiliate of the General Partner. In addition, for the years ended December 31, 1998 and 1997, the Partnership paid approximately $4,000 and $2,000 in construction oversight reimbursements.

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of the gross receipts from all of the Registrant's properties as compensation for providing property management services. These services were performed by an affiliate of the General Partner during 1997 and until October 1, 1998 (effective date of the Insignia Merger (see "Note D" to the Consolidated Financial Statements), at which time an unrelated party began providing such services. The Registrant paid to such affiliates $89,000 and $145,000 for the nine months ended September 30, 1998 and the year ended December 31, 1997, respectively.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $67,000 and $89,000 for the years ended December 31, 1998 and 1997, respectively.

AIMCO currently owns, through its affiliates, a total of 3,905 units or 15.51% of the outstanding Limited Partnership units. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters.
When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.


                                    PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


(a)    Exhibits:

       Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)    Reports on Form 8-K:

       Current Report on Form 8-K dated October 1, 1998, filed October 16, 1998 disclosing change in control of Registrant from Insignia Financial Group, Inc., to AIMCO.





                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                INVESTORS FIRST-STAGED EQUITY L.P. II

                                By:     MAERIL, Inc.
                                        General Partner


                                By:     /s/Patrick J. Foye
                                        Patrick J. Foye
                                        Executive Vice President


                                By:     /s/ Timothy R. Garrick
                                        Timothy R. Garrick
                                        Vice President - Accounting


                                Date:   April 15, 1999


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/ Patrick J. Foye                Date:     April 15, 1999



Patrick J. Foye
Executive Vice President and Director

/s/ Timothy R. Garrick             Date:     April 15, 1999
Timothy R. Garrick
Vice President - Accounting and Director




                                 EXHIBIT INDEX


Exhibit No.                Description


2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT (incorporated by reference to Current Report on Form 8-K, dated October 1, 1998).

3.1 Second Amendment and Restated Bylaws of IPT, dated October 2, 1998 (incorporated by reference to Current Report on Form 8-K, dated October 1, 1998).

(10A) Stipulation Regarding Entry of Agreed Final Judgment of Foreclosure and Order Relieving Receiver of Obligation to Operate Subject Property
                            - Kendall Mall is incorporated by reference to the Form 10-QSB dated June 30, 1994.

27                          Financial Data Schedule

99.1 Current Report on Form 8-K dated October 1, 1998 filed on October 16, 1998 disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.